Form 10-K405
GROWTH & GUARANTEE FUND L P
filed 1995-03-29
CIK 812188

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

               (x) Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                                 (Fee Required)

                 For the fiscal year ended:  December 31, 1994
                                       or
                   ( ) Transition Report Pursuant to Section 13
                 or 15(d) of the Securities Exchange Act of 1934
                               (No Fee Required)

                        Commission file number:  0-16110

                       THE GROWTH AND GUARANTEE FUND L.P.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

                       Delaware                      13-3407269
             -----------------------------        ----------------
             (State or other jurisdiction of      (I.R.S. Employer
             incorporation or organization)       Identification No.)

                    c/o  ML Futures Investment Partners Inc.
                        Merrill Lynch World Headquarters
                             World Financial Center
                 South Tower, 6th Fl., New York, NY  10080-6106
                 ----------------------------------------------
                    (Address of principal executive offices)
      Registrant's telephone number, including area code:  (212) 236-4161
                                                           --------------

     Securities registered pursuant
     to Section 12(b) of the Act:    None

     Securities registered pursuant
     to Section 12(g) of the Act:    Series A Limited Partnership Units
                                     ----------------------------------
                                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X      No_____
                                          ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                               [X]

The registrant is a limited partnership and, accordingly, has no voting stock held by nonaffiliates or otherwise.

                      Documents Incorporated By Reference
The registrant's "1994 Annual Report and Independent Auditors' Report," the annual report to security holders for the fiscal year ended December 31, 1994, and the registrant's Prospectus, dated June 12, 1987, are hereby incorporated by reference into Parts II and IV, respectively, of this Form 10-K.

                       THE GROWTH AND GUARANTEE FUND L.P.
                      Annual Report for 1994 on Form 10-K

                               Table of Contents
                               -----------------


                                     PART I

                                                                  PAGE
                                                                  ----
  Item 1.    Business                                               1

  Item 2.    Properties                                             3

  Item 3.    Legal Proceedings                                      4

  Item 4.    Submission of Matters to a Vote of Security Holders    4

                                    PART II

  Item 5.    Market for Registrant's Common
             Equity and Related Stockholder Matters                 4

  Item 6.    Selected Financial Data                                5

  Item 7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                    6

  Item 8.    Financial Statements and Supplementary Data           11

  Item 9.    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                   11

                                    PART III

  Item 10.   Directors and Executive Officers of the Registrant    11

  Item 11.   Executive Compensation                                13

  Item 12.   Security Ownership of Certain Beneficial Owners and
             Management                                            13

  Item 13.   Certain Relationships and Related Transactions        13

                                    PART IV

  Item 14.   Exhibits, Financial Statement Schedules and Reports
             on Form 8-K                                           14

                                 PART I
                                 ------

Item 1:   Business
          --------

     (a) General Development of Business:
         -------------------------------

         The Growth and Guarantee Fund L.P. (the "Partnership" or the "Fund") was organized under the Delaware Revised Uniform Limited Partnership Act on January 21, 1987. The Partnership commenced its public offering of Series A and Series B Units of Limited Partnership Interest ("Units") on June 12, 1987 and commenced operations on August 5, 1987 with respect to the Series A Units and on September 21, 1987 with respect to the Series B Units. Both Series of Units were traded in an identical manner, except for the different time periods over which their strategies operated.

         The Partnership invests in stock index futures and options contracts pursuant to asset allocation strategies developed by Leland O'Brien Rubinstein Associates Inc. ("LOR" or the "Trading Manager"), the objective of which is to limit losses in down markets while optimizing the extent to which the Net Asset Value per Unit may participate, over time and on an unleveraged basis, in significant upward movements in stock index levels.

         From the commencement of operations through June 29, 1990 (with respect to Series B Units) and September 28, 1990 (with respect to Series A Units), Aetna Capital Management ("ACM") served as the Partnership's Trading Manager, directing the trading activities of the Partnership, using principles associated with the asset allocation strategies of LOR, which initially served as Trading Consultant. On June 29, 1990 (with respect to Series B Units) and September 28, 1990 (with respect to Series A Units), LOR assumed the additional function of Trading Manager, replacing ACM in that capacity.

         A principal feature of the Partnership is the protection against certain losses. The Limited Partnership Agreement limits the decrease of the Net Asset Value per Unit for each series at the end of a time period applicable to such series to no more than 10% of the Net Asset Value per Unit at the beginning of such time period for each series.

         From its inception through January 30, 1990, the Partnership's general partner was Merrill Lynch Options/Futures Management Inc. Merrill Lynch Options/Futures Management Inc. changed its name on January 30, 1990 to ML Futures Investment Partners Inc. References herein to the "General Partner" are to Merrill Lynch Options/Futures Management Inc. for the period prior to January 30, 1990 and to ML Futures Investment Partners Inc. ("MLFIP") for the period on or after January 30, 1990. The General Partner is currently a wholly-owned subsidiary of Merrill Lynch Group Inc., which in turn is a wholly-owned subsidiary of Merrill Lynch & Co., Inc. The Partnership's commodity broker is Merrill Lynch Futures Inc. (the "Commodity Broker" or "MLF"), an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc.

         The General Partner has invested 1% of the total contributions of the Partnership as a General Partner and must maintain this balance as long as it remains General Partner of the Partnership.

     (b) Financial Information About Industry Segments:
         ---------------------------------------------

         The Partnership's business constitutes only one segment for financial reporting purposes, i.e., a "commodity pool."

     (c) Narrative Description of Business:
         ---------------------------------

         On June 12, 1987, the Partnership entered into an Advisory Agreement with ACM pursuant to which ACM implemented certain asset allocation strategies and directed the purchase and sale of other "Eligible Assets," as defined in the Limited Partnership Agreement. The Partnership also entered into a Consulting Agreement with LOR pursuant to which LOR, as the Partnership's Trading Consultant, made available to ACM its Dynamic Asset Allocation Risk Management Strategies program and agreed to consult with ACM concerning such program.

         The Partnership's trading strategy is to apply the asset allocation techniques in an attempt to maximize the Partnership's upside participation in upward movements in stock index levels while preserving its ability to liquidate positions prior to incurring losses in excess of the Downside Protection parameters. The trading strategy is primarily reactive, i.e., it responds to market movements without attempting to forecast trends or future prices (as would, for example, a trend-following system). This strategy is applied directly to the futures markets, attempting to assure the Downside Protection through liquidating long stock index futures positions.

         LOR, which initially served as the Trading Consultant for the Partnership, replaced ACM as the Trading Manager effective June 29, 1990 for Series B Units and September 28, 1990 for Series A Units. LOR utilizes the same Dynamic Asset Allocation Risk Management Strategies program used previously by ACM. As of June 29, 1990 and September 28, 1990, the Partnership and LOR entered into Advisory Agreements relating to the management of the assets for the Series B Units and Series A Units, respectively. The Advisory Agreement with respect to the Series B Units terminated effective December 31, 1991 upon the cessation of the trading activities with respect to the Series B Units. The Advisory Agreement, with respect to Series A Units, may be terminated by the General Partner upon sixty days' advance written notice to LOR.

         The Limited Partnership Agreement provides protection against certain losses. The maximum permissible decrease in the Net Asset Value per Unit, as of the end of successive Time Horizons (a term defined in the Limited Partnership Agreement, generally 18 months in duration) is 10% of the Net Asset Value per Unit as of the beginning of each such Time Horizon (the "Protected Minimum NAV"). The Partnership had entered into an agreement with Chase Manhattan Bank, N.A. ("Chase") whereby a letter of credit issued by Chase served to ensure the Protected Minimum NAV. The letter of credit was issued in favor of State Street Bank and Trust Company of Connecticut, N.A., which served as the paying agent for the Limited Partners of the Partnership. The amounts of the letters of credit varied from time to time as a result of units redeemed, or the occurrence of a New Profit Lock-In, as defined in the Letter of Credit and Reimbursement Agreement.

         Time Horizons will now all be 18 months in duration, as opposed to 12 to 17 months, as was required by the Aetna Surety Bonds.

         The Partnership has opened commodity trading accounts at the Commodity Broker in order to effect trading operations. At any point in time, a portion of the assets deposited into these accounts are pledged as margin against open futures contracts. In 1990, the Partnership entered into an arrangement with the Commodity Broker whereby the average daily "available assets" in these accounts are credited with a monthly interest credit from the Commodity Broker as if such "available assets" had been continuously invested in 91-day U.S. Treasury securities.

         Series A Units and Series B Units started 1991 with Protected Minimum Net Assets Values of $92.00 and $101.00, respectively. Series A Units established a revised Protected Minimum Net Asset Value of $112.00 per Unit at August 14, 1991 and Series B Units Protected Minimum Net Asset Value remained at $101.00 per Unit.

         With respect to Series B, the June 29, 1990 Letter of Credit issued by the Chase expired on December 31, 1991. The Partnership did not renew the Letter of Credit, ceased all trading activities, and liquidated The Growth and Guarantee Fund -Series B Limited Partnership effective December 31, 1991. With respect to Series A, the October 2, 1990 Letter of Credit issued by Chase was canceled effective December 21, 1992. The Letter of Credit and Reimbursement Agreement was amended as of December 18, 1992, a new Letter of Credit was issued, a new Protected Minimum Net Asset Value of $123.79 was established through May 31, 1994, and a new Time Horizon end date of June 30, 1994. The Letter of Credit expired in June 1994 and was not renewed. The Protected Minimum NAV for the Time Horizon ending November 29, 1995 is guaranteed by U.S. Government Obligations. The Partnership will also utilize a "downside protection" strategy which is designed to maximize profits while controlling the risk of major drawdowns. Avoiding significant losses is of particular importance to the Partnership's long-term prospects for profitability due to its "downside protection" feature.

         The General Partner, the Trading Manager and Merrill Lynch Futures Inc. are each subject to regulation by the Commodity Futures Trading Commission and the National Futures Association. Other than in respect of its periodic reporting requirements, the Partnership is generally not subject to regulation by the Securities and Exchange Commission.

         (i)  through (xii) not applicable

         (xiii) The Partnership has no employees

     (d)  Financial Information about Foreign and Domestic Operations and Export
          ----------------------------------------------------------------------
Sales:
-----
         The Partnership does not engage in material operations in foreign countries, nor is a material portion of the Partnership's revenues derived from customers in foreign countries.

Item 2:  Properties
         ----------

         The Partnership does not use any physical properties in the conduct of its business.

         The Partnership's principal place of business is the principal place of business of the General Partner (see Item 10 herein). The General Partner performs all administrative services for the Partnership from its offices.

Item 3:  Legal Proceedings
         -----------------

         The General Partner is not aware of any pending legal proceedings to which the Partnership is a party.

Item 4:  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The Partnership has never submitted any matters to a vote of its Limited Partners.


                                    PART II
                                    -------

Item 5:  Market for Registrant's Common Equity And Related Stockholder Matters
         ---------------------------------------------------------------------

     (a) Market Information:
         ------------------

         There is no established public trading market for the Units, nor will one develop. Rather, Limited Partners may redeem Units as of the end of each month at Net Asset Value. During the first twenty-four months of the Partnership's operations, all redemptions were subject to an early redemption charge. During 1992 and 1991, all redemptions were paid at Net Asset Value without a redemption charge.

     (b) Holders:
         -------

         As of December 31, 1994, there were 596 Unitholders, including the General Partner.

     (c) Dividends:
         ---------

         Other than the liquidation of the Series B Units and the payment to Series B Limited Partners of their interests in the Partnership, the Partnership has made no distributions since trading commenced, nor does the General Partner presently intend to make any distributions in the future.

Item 6:  Selected Financial Data
         -----------------------

     The following is a summary of selected financial data of the Partnership:



                              Year Ended     Year Ended     Year Ended     Year Ended     Year Ended
                             December 31,   December 31,   December 31,   December 31,   December 31,
                                 1994           1993           1992           1991           1990
                             -------------  -------------  -------------  -------------  -------------

Revenues:
Realized (loss) gain           $ (324,228)    $  382,507     $  606,454    $ 2,647,870    $(2,509,266)
Change in unrealized loss         (73,403)       (87,474)      (632,393)       (10,889)      (515,542)
Interest income                   355,496        353,974        545,896      1,217,365      2,063,331
                               ----------     ----------     ----------    -----------    -----------
Total (loss) revenue              (42,135)       649,007        519,957      3,854,346       (961,477)

Expenses:
Brokerage commissions               8,247          9,891         12,382         19,761         19,238
Administrative fees               142,881        164,052        177,764        331,753        496,771
                               ----------     ----------     ----------    -----------    -----------
Total expenses                    151,128        173,943        190,146        351,514        516,009
                               ----------     ----------     ----------    -----------    -----------

Net (loss) income              $ (193,263)    $  475,064     $  329,811    $ 3,502,832    $(1,477,486)
                               ==========     ==========     ==========    ===========    ===========

Total assets                   $7,626,185     $8,971,537     $9,795,274    $16,702,790    $20,970,906
Total partners' capital        $7,566,511     $8,748,614     $9,733,691    $11,416,421    $20,318,916

Net asset value per
  Series A Unit                   $141.33        $144.72        $137.57    $    132.59    $    107.53
Net asset value per
  Series B Unit                $        -     $        -     $        -    $         -    $    105.38
Liquidating net
  asset value per
  Series B Unit                       N/A            N/A     $      N/A    $    117.79            N/A


Item 7:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
         ----------------------------------------------------------

      Operational Overview:
      --------------------

      Due to the nature of the Fund's business, its results of operations depend on the Trading Manager's ability to recognize and capitalize on trends or other profit opportunities in futures and forward contracts and related options in different sectors of the world commodity markets. However, the Trading Manager's methods are confidential, and therefore the only information that can be furnished regarding the Fund's results of operations is contained in the performance record of its trading. Unlike many businesses, general economic or seasonal conditions will not necessarily affect the profit potential of the Fund, and its past performance is not necessarily indicative of future results.

      Liquidity:
      ---------

      A significant portion of the Partnership's assets were held in U.S. Treasury strips which, in turn, were used to protect the Net Asset Value and margin its futures positions and liquidated, as necessary, to pay trading losses and redemptions when incurred. U.S. Treasury strips are highly liquid.

      In 1990, the Partnership entered into an arrangement with Merrill Lynch Futures Inc. regarding the maintenance of the Partnership's assets, which eliminates the interest loss resulting from being unable to invest 100% of the Partnership's available assets in U.S. Treasury bills. Under the arrangement, a portion of the Partnership's assets are ordinarily deposited as cash rather than invested in U.S. Treasury bills and Merrill Lynch Futures Inc. credits the Partnership with interest as if 100% of its cash assets were continuously invested in 91-day Treasury bills. As a result, the Partnership is able to earn a yield on all of its available assets.

      The stock index futures contracts in which the Partnership trades may become illiquid under certain market conditions. "Daily limits," which limit fluctuations in futures prices during a single day, have been made applicable to stock index futures contracts, in response to the market turbulence of October 1987. During a single day no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can generally neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. As a result of such limits, market conditions could prevent the Partnership from promptly liquidating its stock index futures positions. Although "circuit breaker" trading halts are in effect, daily limits are applicable to the "cash" market in the stocks on which the stock indexes on which the futures contracts traded by the Partnership are based.

      Capital Resources:
      -----------------

      The Partnership does not have, nor does it expect to have, any capital assets and has no material commitments for capital expenditures. The Partnership uses its assets solely to supply the necessary margin or premiums for, and to pay any losses incurred in connection with, its investment in stock index futures contracts and options on stock index futures contracts and to pay redemptions and fees. Inflation is not a significant factor in the Fund's profitability, although inflationary cycles can give rise to the type of major price movements which can have a material impact on the Fund's profitability.

      1994:
      ----

      Total assets of the Partnership and partners' capital at December 31, 1994 were $7,626,185 and $7,566,511, respectively. The Partnership permits Units to be redeemed on a monthly basis. During 1994, 6,914 Units were redeemed, for an aggregate redemption value of $988,840.

      1993:
      ----

      Total assets of the Partnership and partners' capital at December 31, 1993
were $8,971,537 and $8,748,614, respectively.    During 1993, 10,303 Units were
redeemed, for an aggregate redemption value of $1,460,141.

      1992:
      ----

      Total assets of the Partnership and partners' capital at December 31, 1992 were $9,795,274 and $9,733,691, respectively. During 1992, 15,346 Units were redeemed, for an aggregate redemption value of $2,012,541.

      Results of Operations - General:
      -------------------------------

      Unlike many businesses, it is difficult to identify "trends" in the Fund's operations and virtually impossible to make any predictions regarding future results based on results to date. In general, markets in which sustained price trends occur with some frequency tend to be favorable to managed futures investments, but this is not always the case. It is impossible to predict when trending markets will occur and the Trading Manager is affected differently by trends in general and particular types of trends. Consequently, the results of operations of the Fund are difficult to discuss other than in terms of how it has performed in the past.

      1994 was the eighth year of operations and the seventh full year of trading for the Partnership.

      At December 31, 1994, the Net Asset Value per Unit was $141.33, a 2.34% decrease from the Net Asset Value per Unit of $144.72 at December 31, 1993.

      During January 1994, the Fund's Net Asset Value increased 2.8%, while the S & P 500 Stock Index increased 3.4% for the month.

      During February 1994, the Fund's Net Asset Value decreased 2.6%, while the S & P 500 Stock Index increased 2.7% for the month.

      During March 1994, the Fund's Net Asset Value decreased 2.9%, while the S & P 500 Stock Index decreased 4.4% for the month.

      During April 1994, the Fund's Net Asset Value increased less than 1%, while the S & P 500 Stock Index increased 1.3% for the month.

      During May 1994, the Fund's Net Asset Value increased less than 1%, while the S & P 500 Stock Index increased 1.6% for the month.

      During June 1994, the Fund's Net Asset Value decreased 2.5%, while the S & P 500 Stock Index decreased 2.5% for the month.

      During July 1994, the Fund's Net Asset Value increased 2.6%, while the S & P 500 Stock Index increased 3.3% for the month.

      During August 1994, the Fund's Net Asset Value increased 2.9%, while the S & P 500 Stock Index increased 4.1% for the month.

      During September 1994, the Fund's Net Asset Value decreased 2.2%, while the S & P 500 Stock Index decreased 2.5% for the month.

      During October 1994, the Fund's Net Asset Value increased 1.6%, while the S & P 500 Stock Index increased 2.3% for the month.

      During November 1994, the Fund's Net Asset Value decreased 3.4%, while the S & P 500 Stock Index decreased 3.6% for the month.

      During December 1994, the Fund's Net Asset Value increased 0.8%, while the S & P 500 Stock Index increased 1.5% for the month.

      The Partnership's operations were unprofitable during 1994 with gross trading losses of $397,631 and interest income of $355,496, less operating expenses of $151,128 (comprised of brokerage commissions of $8,247 and administrative fees of $142,881), resulting in a net loss of $193,263.

      During the 12 months of 1994, the Fund experienced seven profitable months and five unprofitable months of trading operations.

      The Net Asset Value of a Unit purchased on August 5, 1987 for $100 had increased to $141.33 as of December 31, 1994.

      1993 was the seventh year of operations and the sixth full year of trading for the Partnership.

      At December 31, 1993, the Net Asset Value per Unit was $144.72, a 5.2% increase from the Net Asset Value per Unit of $137.57 at December 31, 1992.

      During January 1993, the Fund's Net Asset Value for the Series A Units increased less than 1%, while the S & P 500 Stock Index also increased less than 1 % for the month.

      During February 1993, the Fund's Net Asset Value for the Series A Units increased 1.2%, while the S & P 500 Stock Index increased 1.4% for the month.

      During March 1993, the Fund's Net Asset Value for the Series A Units increased 1.1%, while the S & P 500 Stock Index increased 2.1% for the month.

      During April 1993, the Fund's Net Asset Value for the Series A Units decreased 2.2%, while the S & P 500 Stock Index decreased 2.4% for the month.

      During May 1993, the Fund's Net Asset Value for the Series A Units increased 1.6%, while the S & P 500 Stock Index increased 2.7% for the month.

      During June 1993, the Fund's Net Asset Value for the Series A Units decreased less than 1%, while the S & P 500 Stock Index increased less than 1% for the month.

      During July 1993, the Fund's Net Asset Value for the Series A Units decreased less than 1%, while the S & P 500 Stock Index also decreased less than 1% for the month.

      During August 1993, the Fund's Net Asset Value for the Series A Units increased 3.2%, while the S & P 500 Stock Index increased 3.8% for the month.

      During September 1993, the Fund's Net Asset Value for the Series A Units decreased 1.6%, while the S & P 500 Stock Index decreased less than 1% for the month.

      During October 1993, the Fund's Net Asset Value for the Series A Units increased 1.8%, while the S & P 500 Stock Index increased 2.1% for the month.

      During November 1993, the Fund's Net Asset Value for the Series A Units decreased 1%, while the S & P 500 Stock Index also decreased 1% for the month.

      During December 1993, the Fund's Net Asset Value for the Series A Units increased 1%, while the S & P 500 Stock Index increased 1.2% for the month.

      The Partnership's operations were profitable during 1993 with gross trading gains of $295,033 and interest income of $353,974, less operating expenses of $173,943 (comprised of brokerage commissions of $9,891 and administrative fees of $164,052), resulting in net income of $475,064.

      During the 12 months of 1993, the Fund experienced seven profitable months and five unprofitable months of trading operations.

      The Net Asset Value of a Unit purchased on August 5, 1987 for $100 had increased to $144.72 as of December 31, 1993.

      1992 was the sixth year of operations and the fifth full year of trading for the Partnership.

      At December 31, 1992, the Net Asset Value per Unit was $137.57, a 3.76% increase from the Net Asset Value per Unit of $132.59 at December 31, 1991.

      During January 1992, the Fund's Net Asset Value for the Series A Units decreased 1.9%, while the S & P 500 Stock Index also decreased 1.9% for the month.

      During February 1992, the Fund's Net Asset Value for the Series A Units increased less than 1%, while the S & P 500 Stock Index decreased 1.9% for the month.

      During March 1992, the Fund's Net Asset Value for the Series A Units decreased 2.2%, while the S & P 500 Stock Index decreased 1.9% for the month.

      During April 1992, the Fund's Net Asset Value for the Series A Units increased 2.4%, while the S & P 500 Stock Index increased 2.9% for the month.

      During May 1992, the Fund's Net Asset Value for the Series A Units decreased less than 1%, while the S & P 500 Stock Index increased less than 1% for the month.

      During June 1992, the Fund's Net Asset Value for the Series A Units decreased 1.3%, while the S & P 500 Stock Index decreased 1.5% for the month.

      During July 1992, the Fund's Net Asset Value for the Series A Units increased 2.9%, while the S & P 500 Stock Index increased 4.1% for the month.

      During August 1992, the Fund's Net Asset Value for the Series A Units decreased 2.0%, while the S & P 500 Stock Index also decreased 2.0% for the month.

      During September 1992, the Fund's Net Asset Value for the Series A Units increased less than 1%, while the S & P 500 Stock Index increased 1.2% for the month.

      During October 1992, the Fund's Net Asset Value for the Series A Units decreased less than 1%, while the S & P 500 Stock Index increased less than 1% for the month.

      During November 1992, the Fund's Net Asset Value for the Series A Units increased 2.8%, while the S & P 500 Stock Index increased 3.4% for the month.

      During December 1992, the Fund's Net Asset Value for the Series A Units increased 1.7%, while the S & P 500 Stock Index increased 1.2% for the month.

      The Partnership's operations were profitable during 1992 with gross trading losses of $25,939 and interest income of $545,896, less operating expenses of $190,146 (comprised of brokerage commissions of $12,382 and administrative fees of $177,764), resulting in a net income of $329,811.

      During the 12 months of 1992, the Fund experienced five profitable months and seven unprofitable months of trading operations.

      The Net Asset Value of a Unit purchased on August 5, 1987 for $100 had increased to $137.57 as of December 31, 1992.

      MLFIP anticipates that the Fund will from time to time undergo unprofitable cycles of comparable, or perhaps even longer, duration, as it has since the inception of trading and that doing so is not necessarily inconsistent with the Fund ultimately achieving its long-term goals.

Item 8:  Financial Statements and Supplementary Data
         -------------------------------------------

        The financial statements required by this Item are included on pages E-1 through E-8 of this report.

        The supplementary financial information ("selected quarterly financial data" and "information about oil and gas producing activities") specified by
Item 302 of Regulation S-K is not applicable.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
        ---------------------------------------------------------------

        There were no changes in or disagreements with accountants on accounting and financial disclosure.


                                    PART III
                                    --------

Item 10:  Directors and Executive Officers of the Registrant
          --------------------------------------------------

          (a,b)  Identification of Directors and Executive Officers:
                 --------------------------------------------------

          As a limited partnership, the Partnership itself has no officers or directors and is managed by the General Partner. Trading decisions are made by the Trading Manager on behalf of the Partnership.

          ML Futures Investment Partners Inc., a Delaware corporation, was organized in 1986 in order to serve as the general partner of commodity pools for which Merrill Lynch, Pierce, Fenner & Smith Incorporated acts as selling agent. The principal offices of the General Partner are located at Merrill Lynch World Headquarters, 6th Floor, South Tower, World Financial Center, New York, New York 10080-6106; telephone (212) 236-4161.

          The directors and officers of the General Partner, and titles as of December 31, 1994, are as follows:

     Joseph A. Boccuzzi    Chairman, Chief Executive Officer and Director
     John R. Frawley, Jr.  President, Chief Operating Officer and Director
     James M. Bernard      Chief Financial Officer, Vice President and Treasurer
     William T. Maitland   Secretary and Director
     Allen N. Jones        Director

          Joseph A. Boccuzzi was born in 1945. Mr. Boccuzzi is the Chairman, Chief Executive Officer and a Director of the General Partner. He joined Merrill Lynch, Pierce, Fenner & Smith Incorporated in 1972 and has served in various marketing and sales positions with the firm in options, futures and equity products. Mr. Boccuzzi currently serves on several options and futures advisory committees for the commodity and securities industry and for various exchanges. He holds a Bachelor of Science degree in finance from Rider College.

          John R. Frawley, Jr. was born in 1943. Mr. Frawley is President, Chief Operating Officer and a Director of MLFIP. He joined Merrill Lynch, Pierce, Fenner & Smith in 1966 and has served in various positions, including Retail and Institutional Sales, Manager of New York Institutional Sales, Director of Institutional Marketing, Senior Vice President of Merrill Lynch Capital Markets and Director of International Institutional Sales. Mr. Frawley holds a Bachelor of Science degree from Canisius College. Since its formation in 1990, Mr. Frawley has served on the CFTC's Regulatory Coordination Advisory Committee. In January 1995, Mr. Frawley was elected to a one-year term as Chairman of the Managed Futures Association, the national trade association of the United States managed futures industry. Mr. Frawley is also currently a Director of the Managed Futures Association.

          James M. Bernard was born in 1950. Mr. Bernard is Vice-President, Treasurer and Chief Financial Officer of the General Partner. He joined Merrill Lynch Futures Inc. in 1983. Prior to such time, he was the Commodity Controller for Nabisco Brands Inc. from November 1976 to 1982 and a Supervisor in Ernst & Whinney from 1972 to November 1976. Mr. Bernard is a member of the American Institute of Certified Public Accountants and holds a Bachelor of Science degree from St. John's University and Master of Business Administration degree from Fordham University.

          William T. Maitland was born in 1949. From its inception in August 1986 through June 1, 1988, Mr. Maitland was the Secretary and a Director of the General Partner and, on August 15, 1992, he once again assumed these positions. Mr. Maitland is the General Counsel for Futures & Options for Merrill Lynch, Pierce, Fenner & Smith Incorporated, a position he has held since November 1990, and is a member of the Board of Directors of Merrill Lynch Futures. In 1971, Mr. Maitland graduated with a Bachelor of Arts degree from Fordham University where his field of concentration was economics. In 1974, he received his Juris Doctor degree from Fordham Law School. Mr. Maitland joined Merrill Lynch, Pierce, Fenner & Smith Incorporated in 1979. Mr. Maitland is a past president of the Executive Committee of the Law & Compliance Division of the Futures Industry Association and a member of the Committee on Commodities Regulation of the Association of the Bar of the City of New York.

          Allen N. Jones was born in 1942. Mr. Jones graduated from the University of Arkansas with a Bachelor of Science, Business Administration degree in 1964. Since June 1992, Mr. Jones has held the position of Senior Vice President of MLPF&S. From June 1992 through February 1994, Mr. Jones was the President and Chief Executive Officer of Merrill Lynch Insurance Group, Inc. ("MLIG") and remains on the Board of Directors of MLIG and its subsidiary companies. In February 1994, Mr. Jones became the Director of Individual Financial Services of the Merrill Lynch Private Client Group. From January 1992 to May 1992, he held the position of First Vice President of Merrill Lynch, Pierce, Fenner & Smith Incorporated. From January 1990 to June 1992, he held the position of District Director of Merrill Lynch, Pierce, Fenner & Smith Incorporated. Prior to January 1990, he held the position of Senior Regional Vice President of Merrill Lynch, Pierce, Fenner & Smith Incorporated.


      (c)  Identification of Certain Significant Employees:
           -----------------------------------------------
           None.

      (d)  Family Relationships:
           --------------------

           None.

      (e)  Business Experience:
           -------------------

           See Item 10(a)(b) above.

      (f)  Involvement in Certain Legal Proceedings:
           ----------------------------------------

           None.

      (g)  Promoters and Control Persons:
           -----------------------------

           The General Partner is the sole promoter and controlling person of the Partnership.

Item 11:   Executive Compensation
           ----------------------

           The officers of the General Partner are remunerated in their respective capacities by the General Partner. The Partnership does not itself have any officers, directors or employees. The Partnership pays an administrative fee to the General Partner and brokerage commissions to the Commodity Broker, an affiliate of the General Partner. The directors and officers receive no "other compensation" from the Partnership, and the directors receive no compensation for serving as directors of the General Partner. There are no compensation plans or arrangements relating to a change in control of either the Partnership or the General Partner.

Item 12:  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

      (a) Security Ownership of Certain Beneficial Owners:
          -----------------------------------------------

          As of December 31, 1994, no person or "group" is known to be or have been the beneficial owner of more than five percent of the Units of either Series. All of the units of general partnership interest are owned by the General Partner.

      (b) Security Ownership of Management:
          --------------------------------

          As of December 31, 1994, the General Partner owned 680 Units, which was less than 2% of the total Units outstanding.

      (c) Changes in Control:
          ------------------

          None.

Item 13:  Certain Relationships and Related Transactions
          ----------------------------------------------

      (a) Transactions with Management and Others:
          ---------------------------------------

          The General Partner performs certain services for the Partnership, which include selecting a trading manager and providing for all normal ongoing administrative functions of the Partnership, such as accounting, legal and printing services. The General Partner pays all expenses relating to such services, at no cost to the Partnership.

      (b) Certain Business Relationships:
          ------------------------------

          Merrill Lynch Futures Inc., an affiliate of the General Partner, acts as commodity broker for the Partnership at the selection of the General Partner. The General

Partner will not negotiate for lower commissions to be charged to the Partnership and the commissions charged to the Partnership have not been negotiated at arm's length between the General Partner and the Commodity Broker. In 1994 and 1993, the Partnership incurred an expense of $8,247 and $9,891, respectively, for brokerage commissions which was payable to the Commodity Broker. The Partnership incurred an expense of an Administrative Fee payable to the General Partner at an annual rate of 1.75% of average month-end Net Assets. In 1994 and 1993, the General Partner received a total of $142,881 and $164,052 in Administrative Fees, from which the General Partner paid out $26,294 and $29,389 in advisory fees and consulting fees to LOR, and $12,597 and $34,874 to The Chase Manhattan Bank, N.A. for Letters of Credit, respectively.

      (c)  Indebtedness of Management:
           --------------------------

           The Partnership is prohibited from making any loans.

      (d)  Transactions with Promoters:
           ---------------------------

           Not applicable.

                                 PART IV
                                 -------

Item 14:   Exhibits, Financial Statement Schedules and Reports on Form 8-K
           ---------------------------------------------------------------

           (a)1.  Financial Statements:
                  --------------------

           The following financial statements are included in the "1994 Annual Report and Independent Auditors' Report," a copy of which is filed herein as
Exhibit 13.01.


                                                                Page
                                                                ----

                  Independent Auditors' Report                  E-3

                  Statements of Financial Condition as of       E-3
                    December 31, 1994 and 1993

                  For Each of the Three Years in the Period
                    Ended December 31, 1994:

                  Statements of Operations                      E-4
                  Statements of Changes in Partners' Capital    E-5

                  Notes to Financial Statements                 E-6

       (a)2. Financial Statement Schedules:
             -----------------------------


       Financial statement schedules not included in this Form 10-K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial statements or notes thereto.

       (a)3.  Exhibits:
              --------

          Exhibits which are filed herewith and incorporated by reference to this Annual Report on Form 10-K are as follows:


Designation     Description
-----------     -----------

1.01 Form of Selling Agreement among the Partnership, the General Partner, Merrill Lynch Futures Inc., the Standard Fire Insurance Company, the Trading Manager, the Trading Consultant and the Selling Agent

Exhibit 1.01:   Is incorporated by reference from Exhibit 1.01 contained in
------------    Amendment No. 2 to the Registration Statement (File No.
                33-13175) filed on June 10, 1987, on Form S-1 under the
                Securities Act of 1933.

3.01            Amended and Restated Certificate of Limited Partnership dated
                March 1, 1990

Exhibit 3.01:   Is incorporated by reference from Exhibit 2.01 contained in the
------------    Partnership's report on Form 10-K for the fiscal year ended
                December 31, 1989.

3.02            Amended and Restated Limited Partnership Agreement of the
                Partnership

Exhibit 3.02:   Is incorporated by reference from Exhibit 3.01 contained in
------------    Amendment No. 2 to the Registration Statement (File No.
                33-13175) filed on June 10, 1987, on Form S-1 under the
                Securities Act of 1933.

3.03 Amendment No. 1 to the Amended and Restated Limited Partnership Agreement dated March 1, 1990

Exhibit 3.03:   Is incorporated by reference from Exhibit 3.02 contained in the
------------    Partnership's report on Form 10-K for the fiscal year ended
                December 31, 1989.

10.01(a) Advisory Agreement among the Partnership, the General Partner and the Trading Manager dated June 29, 1990

Exhibit 10.01:    Is incorporated by reference from Exhibit 10.01(a) contained
-------------     in the Partnership's report on Form 10-K for the Fiscal Year ended December 31, 1990.

10.01(b) Advisory Agreement among the Partnership, the General Partner and the Trading Manager dated September 28, 1990


Exhibit 10.01(b): Is incorporated by reference from Exhibit 10.01(b) contained ---------------- on the Partnership's report on Form 10-K for the Fiscal Year ended December 31, 1990.

10.04 Form of Customer Agreement between the Partnership and Merrill Lynch Futures Inc.

Exhibit 10.04:    Is incorporated by reference from Exhibit 10.04 contained in
-------------     Amendment No. 2 to the Registration Statement (File No.
                  33-13175) filed on June 10, 1987 on Form S-1 under the
                  Securities Act of 1933.

10.05 Form of Security Customer Agreement between the Partnership and Merrill Lynch, Pierce, Fenner & Smith Incorporated

Exhibit 10.05:    Is incorporated by reference from Exhibit 10.05 contained in
-------------     Amendment No. 2 to the Registration Statement (File No.
                  33-13175) filed on June 10, 1987 on Form S-1 under the
                  Securities Act of 1933.

10.06(a) Letter of Credit and Reimbursement Agreement relating to the Series A Units among the General Partner, the Partnership and The Chase Manhattan Bank, N.A., dated October 2, 1990

Exhibit 10.06(a): Is incorporated by reference from Exhibit 10.06(a) contained ---------------- in the Partnership's report on Form 10-K for the Fiscal Year ended December 31, 1990.

10.06(c) Amendment No. 1 to the Letter of Credit and Reimbursement Agreement relating to the Series A Units

Exhibit 10.06(c): Is incorporated by reference from Exhibit 10.06(c) contained ---------------- in the Partnership's report on Form 10-K for the fiscal year ended December 31, 1992.

10.07(a) Letter of Credit relating to the Series A Units issued by The Chase Manhattan Bank, N.A. on October 2, 1990

Exhibit 10.07(a): Is incorporated by reference from Exhibit 10.07(a) contained ---------------- in the Partnership's report on Form 10-K for the Fiscal Year ended December 31, 1990.

10.08(a) Pledge and Security Agreement relating to the Series A Units among the General Partner, the Partnership and The Chase Manhattan Bank, N.A., dated October 2, 1990

Exhibit 10.08(a): Is incorporated by reference from Exhibit 10.08(a) contained ---------------- in the Partnership's report on Form 10-K for the Fiscal Year ended December 31, 1990.

10.09(a) Paying Agency Agreement relating to the Series A Units among the Partnership, the limited partners of the Partnership, the General Partner and State Street Bank and Trust Company of Connecticut, N.A., dated October 2, 1990

Exhibit 10.09(a): Is incorporated by reference from Exhibit 10.09(a) contained ---------------- in the Partnership's report on Form 10-K for the Fiscal Year ended December 31,1990.

13.01             1994 Annual Report and Independent Auditor's Report

Exhibit 13.01:    Is filed herewith.
-------------

99.01             Prospectuses of the Partnership, dated June 12, 1987

Exhibit 99.01:    Is incorporated by reference as filed with the Securities and
-------------     Exchange Commission pursuant to Rule 424 under the Securities
                  Act of 1933, as amended, on June 12, 1987.

     (b) Report on Form 8-K
         ------------------

         No report on Form 8-K was filed by the Partnership during the fourth quarter of fiscal 1994.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     THE GROWTH AND GUARANTEE FUND L.P.

                     By:  ML FUTURES INVESTMENT PARTNERS INC.
                                 General Partner

                     By: /s/ Joseph A. Boccuzzi
                         ----------------------
                         Joseph A. Boccuzzi
                         Chairman, Chief Executive Officer and
                         Director (Principal Executive Officer)

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 28, 1995 by the following persons on behalf of the Registrant and in the capacities indicated.


      Signature                         Title                       Date
      ---------                         -----                       ----

/s/ John R. Frawley, Jr. President and Chief Operating Officer March 28, 1995 ------------------------ and Director
John R. Frawley, Jr.

/s/ James M. Bernard     Chief Financial Officer, Treasurer     March 28, 1995
------------------------ (Principal Financial and Accounting
James M. Bernard         Officer) and Vice President

/s/ Joseph A. Boccuzzi   Director                               March 28, 1995
------------------------
Joseph A. Boccuzzi

/s/ William T. Maitland  Director                               March 28, 1995
------------------------
William T. Maitland

/s/ Allen N. Jones       Director                               March 28, 1995
------------------------
Allen N. Jones


(Being the principal executive officer, the principal financial and accounting officer and a majority of the directors of ML Futures Investment Partners Inc.)

ML FUTURES INVESTMENT    General Partner of                     March 28, 1995
 PARTNERS INC.           Registrant

By: /s/ Joseph A. Boccuzzi
    -----------------------
    Joseph A. Boccuzzi

                      THE GROWTH AND GUARANTEE FUND L.P.
                                1994 FORM 10-K
                               INDEX TO EXHIBITS


                                    EXHIBIT                             PAGE
                                    -------                             ----

Exhibit 13.01    1994 Annual Report and Independent Auditors' Report    E-1