Form 10-K405/A
period 1994-12-31
GROWTH & GUARANTEE FUND L P
filed 1995-05-03
CIK 812188

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K/A

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

                      THE GROWTH AND GUARANTEE FUND L.P.
                               1994 FORM 10-K/A
                               INDEX TO EXHIBITS


                                    EXHIBIT                             PAGE
                                    -------                             ----

Exhibit 27       Financial Data Schedule                                3