Form 10-Q
period 1995-03-31
GROWTH & GUARANTEE FUND L P
filed 1995-05-12
CIK 812188

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1995
                               ----------------

                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                  to
                               -----------------   -------------------

Commission File Number 0-16110

                       THE GROWTH AND GUARANTEE FUND L.P.
                       ----------------------------------
                          (Exact Name of Registrant as
                           specified in its charter)

               Delaware                                  13-3407269
 -------------------------------             ---------------------------------
 (State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

                    c/o ML Futures Investment Partners Inc.
            Merrill Lynch World Headquarters - South Tower, 6th Fl.
             World Financial Center New York, New York  10080-6106
            -------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  212-236-4161
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              -----     -----


                        This document contains 12 pages.
      There are no exhibits and no exhibit index filed with this document.

                        PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                       THE GROWTH AND GUARANTEE FUND L.P.
                       ----------------------------------
                        (a Delaware limited partnership)
                         -------------------------------

                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------

                                          March 31,   December 31,
                                             1995         1994
                                          ----------  ------------
ASSETS
- ------
Equity in commodity futures trading
 accounts                                 $8,068,181   $7,626,185
                                          ----------   ----------

                 TOTAL                    $8,068,181   $7,626,185
                                          ==========   ==========


LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------

LIABILITIES:
    Redemptions payable                   $  117,496   $   47,628
    Administative fees and brokerage
        commissions payable                   12,852       12,046
                                          ----------   ----------

            Total liabilities                130,348       59,674
                                          ----------   ----------

PARTNERS' CAPITAL:
    General Partner (680 and 680 units)      104,016       96,085
    Limited Partners (51,883 and
            53,537 units)                  7,833,817    7,470,426
                                          ----------   ----------

            Total partners' capital        7,937,833    7,566,511
                                          ----------   ----------

                TOTAL                     $8,068,181   $7,626,185
                                          ==========   ==========

NET ASSET VALUE PER UNIT                     $152.99      $141.33
                                             =======      =======

See notes to financial statements.

                       THE GROWTH AND GUARANTEE FUND L.P.
                       ----------------------------------
                        (a Delaware limited partnership)
                         -------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                          For the three     For the three
                                           Months ended      Months ended
                                          March 31, 1995    March 31, 1994
                                          --------------    --------------
REVENUES:
    Trading profits:
        Realized                             $ 256,678        $ 162,026
        Change in unrealized                  (238,225)        (439,815)
                                             ---------        ---------

            Total trading results              494,903         (277,789)
                                             ---------        ---------

    Interest income (Note 2)                   161,061           82,740
                                             ---------        ---------

            Total revenues                     655,964         (195,049)
                                             ---------        ---------

EXPENSES:
    Allocation of new trading profit share
        to trading advisors                     34,728           37,958
    Brokerage commissions                        1,625            4,397
                                             ---------        ---------

            Total expenses                      36,353           42,355
                                             ---------        ---------

NET (LOSS) INCOME                            $ 619,611        $(237,404)
                                             =========        =========

NET (LOSS)  INCOME PER UNIT:
    Weighted average number of units
        outstanding (Note 5)                    53,107           59,838
                                                ======           ======

Weighted average net (loss) income per unit     $11.67           $(3.97)
                                                ======           ======


See notes to financial statements.

                       THE GROWTH AND GUARANTEE FUND L.P.
                       ----------------------------------
                        (a Delaware limited partnership)
                         -------------------------------

                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  ------------------------------------------
               for the three months ended March 31, 1995 and 1994
               --------------------------------------------------

                                       Limited     General
                            Units      Partners    Partner      Total
                           -------   ----------   --------   ----------
PARTNERS' CAPITAL,
  DECEMBER 31, 1993         60,451   $8,650,204   $ 98,410   $8,748,614

Net loss                         -     (234,630)    (2,774)    (237,404)

Redemptions                 (2,069)    (298,547)         -     (298,547)
                           -------   ----------   --------   ----------

PARTNERS' CAPITAL,
  MARCH 31, 1994           484,481   $8,117,027   $ 95,636   $8,212,663
                           =======   ==========   ========   ==========


PARTNERS' CAPITAL,
  DECEMBER 31, 1994         53,537   $7,470,426   $ 96,085   $7,566,511

Net loss                         -     (611,680)    (7,931)    (619,611)

Redemptions                 (1,654)    (248,289)         -     (248,289)
                           -------   ----------   --------   ----------

PARTNERS' CAPITAL,
  MARCH 31, 1995            51,883   $7,833,817   $104,016   $7,937,833
                           =======   ==========   ========   ==========

See notes to financial statements.

                      THE GROWTH AND GUARANTEE FUND L.P.
                      ----------------------------------
                       (a Delaware limited partnership)
                        -------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

              For the three months ended March 31, 1995 and 1994
              --------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

    The Growth and Guarantee Fund L.P. (the "Partnership") was organized on January 21, 1987 under the Delaware Revised Uniform Limited Partnership Act and commenced trading activities on August 5, 1987. The Partnership engages in the speculative trading of stock index futures and options. ML Futures Investment Partners Inc. (the "General Partner") (a wholly-owned subsidiary of Merrill Lynch Group, Inc., which in turn is a wholly-owned subsidiary of Merrill Lynch & Co., Inc.) invests for its account at least 1% of the total contributions to the Partnership. The General Partner and each Limited Partner share in the profits and losses of the Partnership attributable to the series of units held by them in proportion to the amount of such units owned by each.

    The financial information included herein has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The statement of financial condition as of December 31, 1994 has been derived from but does not include all the disclosures contained in the audited financial statements for the year ended December 31, 1994. The information furnished includes all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations as presented, however, should not be considered indicative of the results to be expected for the entire year.

    Revenue Recognition
    -------------------

    Commodity futures and option contracts and securities transactions are recorded on the trade date and open contracts are reflected in the financial statements at the market value on the last business day of the reporting period. The difference between the original contract amount and the market value is reflected in income as unrealized gain or loss. Market value or fair value is based on quoted market prices. All commodity futures, options and forward contracts are reflected at fair value in the financial statements.

    U.S. Government Obligations
    ---------------------------

    The Partnership invests a portion of its assets in U.S. Government obligations. These investments are carried at amortized cost which approximates market value or fair value.

    Fees
    ----

    The Partnership pays a monthly administrative fee to the General Partner equal to 0.1458 of 1% of the Partnership's month-end net asset value each month (a 1.75% annual rate). The General Partner pays, at no additional cost to the Partnership, ongoing quarterly fees of $0.0625 per unit for offering and organizational costs beginning at the end of the twelfth full month of operations. Prior to the change discussed below, the General Partner also paid the following additional fees which were based on the Partnership's average month-end net assets: (i) monthly advisory fees to Aetna Capital Management, Inc. ("ACM") totaling, on an annual basis, 0.275 of 1% of the first $100 million and 0.125 of 1% on amounts in excess of $100 million; (ii) monthly consulting fees to Leland O'Brien Rubinstein Associates Incorporated ("LOR") totalling, on an annual basis, 0.04375 of 1% of the first $100 million and 0.02 of 1% on amounts in excess of $100 million; and (iii) monthly insurance premiums to The Standard Fire Insurance Company totalling, on an annual basis, 0.375 of 1%.

    The General Partner, at no additional expense to the Partnership, pays all normal ongoing administrative costs of the Partnership, such as legal, printing and accounting expenses.

    Protected Net Asset Value
    -------------------------

    The Limited Partnership Agreement provides protection against certain losses. The maximum permissible decrease in the Net Asset Value per unit, as of the end of successive Time Horizons (a term defined in the Limited Partnership Agreement, generally 18 months in duration) is 10% of the Net Asset Value per unit as of the beginning of each such Time Horizon (the "Protected Minimum NAV"). The Partnership had entered into an agreement with Chase Manhattan Bank N.A. ("Chase") whereby a letter of credit issued by Chase served to ensure the Protected Minimum NAV. The letter of credit was issued in favor of State Street Bank and Trust Company of Connecticut, N.A., which served as the paying agent for the Limited Partners of the Partnership. The amounts of the letters of credit varied from time to time as a result of units redeemed, or the occurrence of a New Profit Lock-In, as defined in the Letter of Credit and Reimbursement Agreement. The Letter of Credit expired in June 1994 and was not renewed. The Protected Minimum NAV for the Time Horizon ending November 29, 1995 is guaranteed by the U.S. Government obligations. The Partnership will also utilize a "downside protection" strategy which is designed to maximize profits while controlling the risk of major drawdowns. Avoiding significant losses is of particular importance to the Partnership's long-term prospects for profitability due to its "downside protection" feature.

    Income Taxes
    ------------

    No provision for income taxes has been made in the accompanying financial statements as each partner is individually responsible for reporting income or loss based on their respective share of the Partnership's income and expenses as reported for income tax purposes.

    Dissolution of the Partnership
    ------------------------------

    The Partnership will terminate on December 31, 2007 or at an earlier date if certain conditions occur, regarding, among other things, a decline in net assets to less than $250,000, a decline in Net Asset Value to less than $25 or under certain circumstances as defined in the Limited Partnership Agreement.

    Redemptions
    -----------

    A Limited Partner may require the Partnership to redeem some or all of their units at 100% of actual Net Asset Value as of the last business day of any month, and at 100% of actual Net Asset

    Value plus any amounts due under the Protected Minimum NAV as of the last business day of any month which is also the last day of a Time Horizon, upon ten days' written notice to the General Partner.

2.  RELATED PARTY TRANSACTIONS

    All of the Partnership's assets except for the U.S. Government obligations are held by Merrill Lynch Futures Inc. ("MLF") (the commodity broker for the Partnership), an affiliate of the General Partner, as margin deposits in respect of the Partnership's futures and options trading. All brokerage commissions are paid to MLF. MLF pays the Partnership of interest which approximates the prevailing 91-day U.S. Treasury bill rate on the Partnership's average daily "available assets". Available assets are all of the Partnership's assets except for those assets invested in U.S. Government obligations and excluding the unrealized profit and loss on open forward or options positions or assets being held by other commodity brokers.

3.  WEIGHTED AVERAGE UNITS

    Weighted average number of units outstanding was computed for purposes of disclosing net income per weighted average unit. The weighted average units are equal to the number of units outstanding at the period end, adjusted proportionately for units redeemed based on their respective time outstanding during such period.

4.  OFF-BALANCE SHEET RISK

    The Partnership trades futures and options contracts. Risk arises from changes in the value of these contracts (market risk) and the potential inability of counterparties or brokers to perform under the terms of the contracts (credit risk). Although numerous factors could have significant influences on the market risk of these contracts, they are very interest rate sensitive.

    Contract amounts represent the Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty nonperformance. The credit risk associated with these instruments, from counterparty nonperformance, is the net unrealized gain, if any, included on the Statements of Financial Condition. The Partnership also has credit risk because the sole counterparty or broker with respect to most of the Partnership's assets (except for the Government Obligations) is MLF.

Item 2:  Management's Discussion and Analysis of Financial
- -------  Condition and Results of Operations
         -------------------------------------------------

       Operational Overview:
       ---------------------

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

       Liquidity:
       ----------

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

       Capital Resources:
       ------------------

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

       1995:
       -----

       Total assets of the Partnership and Partnership Capital at March 31, 1995 were $8,068,181 and $7,937,833, respectively. The Partnership permits Units to be redeemed on a monthly basis. During the first quarter of 1995, 1,654 Units were redeemed, for an aggregate redemption value of $248,288.

       1994:
       -----

       Total assets of the Partnership and Partnership Capital at March 31, 1994 were $8,351,240 and $8,212,663, respectively. The Partnership permits Units to be redeemed on a monthly basis. During the first quarter of 1994, 2,069 Units were redeemed, for an aggregate redemption value of $298,547.

       Results of Operations - General:
       --------------------------------

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

       At March 31, 1995, the Net Asset Value per Unit was $152.99, a 8.25% increase from the Net Asset Value per Unit of $141.33 at December 31, 1994.

       During January 1995, the Fund's Net Asset Value for the Series A Units increased by 2.6%, while the S & P 500 Stock Index also increased by 2.6% for the month.

       During February 1995, the Fund's Net Asset Value for the Series A Units increased 3.4%, while the S & P 500 Stock Index increased 3.9% for the month.

       During March 1995, the Fund's Net Asset Value for the Series A Units increased 2.1%, while the S & P 500 Stock Index increased 3.0% for the month.

       The Partnership's operations were profitable during the first quarter of 1995 with gross trading gains of $494,903 and interest income of $161,061, less operating expenses of $36,353 (comprised of brokerage commissions of $1,625 and administrative fees of $34,728), resulting in net income of $619,611.

       During the first quarter of 1995, the Fund experienced three profitable months of trading operations.

       The Net Asset Value of a Unit purchased on August 5, 1987 for $100 had increased to $152.99 as of March 31, 1995.

       At March 31, 1994, the Net Asset Value per Unit was $140.67, a 2.8% increase from the Net Asset Value per Unit of $144.72 at December 31, 1993.

       During January 1994, the Fund's Net Asset Value increased 2.8%, while the S & P 500 Stock Index increased 3.4% for the month.

       During February 1994, the Fund's Net Asset Value decreased 2.6%, while the S & P 500 Stock Index increased 2.7% for the month.

       During March 1994, the Fund's Net Asset Value decreased 2.9%, while the S & P 500 Stock Index decreased 4.4% for the month.

       The Partnership's operations were unprofitable during the first quarter of 1994 with gross trading losses of $277,789 and interest income of $82,740, less operating expenses of $42,355 (comprised of brokerage commissions of $4,397 and administrative fees of $37,958), resulting in net loss of $237,404.

       During the first quarter of 1994, the Fund experienced one profitable months and two unprofitable months of trading operations.

       The Net Asset Value of a Unit purchased on August 5, 1987 for $100 had increased to $140.67 as of March 31, 1994.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

                None.

Item 2.  Changes in Securities

                None.

Item 3.  Defaults Upon Senior Securities

                None.

Item 4.  Submission of Matters to a Vote of Security Holders

                None.

Item 5.  Other Information

                None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)    Exhibits
                --------

         There are no exhibits required to be filed as part of this document.

         (b)    Reports on Form 8-K
                -------------------

         There were no reports on Form 8-K filed during the first quarter of fiscal 1995.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            THE GROWTH AND GUARANTEE FUND L.P.



                            By:  ML FUTURES INVESTMENT PARTNERS INC.
                                    (General Partner)



Date:  May 12, 1994         By /s/JOSEPH A. BOCCUZZI
                               ---------------------
                              Joseph A. Boccuzzi
                              Chairman, Chief Executive Officer
                              and Director



Date:  May 12, 1994         By /s/JOHN R. FRAWLEY, JR.
                               -----------------------
                              John R. Frawley, Jr.
                              President, Chief Operating Officer
                              and Director



Date:  May 12, 1994         By /s/JAMES M. BERNARD
                               -------------------
                              James M. Bernard
                              Chief Financial Officer
                              Treasurer and Vice President