Form 10-Q
period 1995-06-30
GROWTH & GUARANTEE FUND L P
filed 1995-08-14
CIK 812188

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995
                               -------------

                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

                   c/o Merrill Lynch Investment Partners Inc.
                 (formerly ML Futures Investment Partners Inc.)
            Merrill Lynch World Headquarters - South Tower, 6th Fl.
             World Financial Center New York, New York  10080-6106
             -----------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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


                        This document contains 12 pages.

                         PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

                       THE GROWTH AND GUARANTEE FUND L.P.
                       ----------------------------------
                        (a Delaware limited partnership)
                         ------------------------------

                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------


                                           June 30,              December 31,
                                             1995                    1994
                                             ----                    ----
ASSETS
------
Equity in commodity futures trading
 accounts                                 $8,271,897              $7,626,185
                                        ------------          --------------

                TOTAL                     $8,271,897              $7,626,185
                                        ============          ==============


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

LIABILITIES:
  Redemptions payable                     $  156,921              $   47,628
  Administative fees and brokerage
      commissions payable                     12,637                  12,046
                                        ------------          --------------

            Total liabilities                169,558                  59,674
                                        ------------          --------------

Minority interest                             17,437                       -
                                        ------------          --------------

PARTNERS' CAPITAL:
  General Partner (680 and 680 units)        113,013                  96,085
  Limited Partners (47,958 and 53,537      7,971,889               7,470,426
   units)
                                        ------------          --------------

            Total partners' capital        8,084,902               7,566,511
                                        ------------          --------------

                TOTAL                     $8,271,897              $7,626,185
                                        ============          ==============

NET ASSET VALUE PER UNIT                     $166.23                 $141.33
                                             =======                 =======

See notes to financial statements.

                       THE GROWTH AND GUARANTEE FUND L.P.
                       ----------------------------------
                        (a Delaware limited partnership)
                         ------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------


                                          For the three  For the three    For the six     For the six
                                          months ended    months ended    months ended    months ended
                                          June 30, 1995  June 30, 1994   June 30, 1995   June 30, 1994
                                          ------------   --------------  --------------  --------------

REVENUES:
    Trading profits:
        Realized                             $377,104       $  17,145      $  633,782       $ 179,170
        Change in unrealized                  288,605         241,366         526,830        (198,449)
                                           ----------      ----------    ------------     -----------

            Total trading results             665,709         258,511       1,160,612         (19,279)
                                           ----------      ----------    ------------     -----------

    Interest income (Note 2)                   45,234        (345,974)        206,295        (263,233)
                                           ----------      ----------    ------------     -----------

            Total revenues                    710,943         (87,463)      1,366,907        (282,512)
                                           ----------      ----------    ------------     -----------

EXPENSES:
    Administrative fees                        36,058          35,561          70,786          73,519
    Brokerage commissions                         974           2,225           2,599           6,622
                                           ----------      ----------    ------------     -----------

            Total expenses                     37,032          37,786          73,385          80,141
                                           ----------      ----------    ------------     -----------

NET INCOME (LOSS) BEFORE
  MINORITY INTEREST                           673,911        (125,249)      1,293,522        (362,653)

Minority interest on income                    (1,437)              -          (1,437)              -
                                           ----------      ----------    ------------     -----------

NET INCOME (LOSS)                            $672,474       $(125,249)     $1,292,085       $(362,653)
                                             ========       =========      ==========       =========

NET INCOME (LOSS) PER UNIT:
    Weighted average number of units
        outstanding (Note 5)                   50,731          57,808          51,919          58,823
                                               ======          ======          ======          ======

    Weighted average net income (loss)
        per unit                               $13.28          $(2.17)         $24.89          $(6.17)
                                               ======          ======          ======          ======

See notes to financial statements.

                       THE GROWTH AND GUARANTEE FUND L.P.
                       ----------------------------------
                        (a Delaware limited partnership)
                         ------------------------------

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   ------------------------------------------
                for the six months ended June 30, 1995 and 1994
                -----------------------------------------------



                                              Limited      General
                                     Units    Partners     Partner      Total
                                     -----    --------     -------      -----
PARTNERS' CAPITAL,
  DECEMBER 31, 1993                 60,451   $8,650,204   $ 98,410   $8,748,614

Net loss                                 -     (358,363)    (4,290)    (362,653)

Redemptions                         (3,637)    (520,523)         -     (520,523)
                                    ------   ----------   --------   ----------

PARTNERS' CAPITAL,
  JUNE 30, 1994                     56,814   $7,771,318   $ 94,120   $7,865,438
                                    ======   ==========   ========   ==========


PARTNERS' CAPITAL,
  DECEMBER 31, 1994                 53,537   $7,470,426   $ 96,085   $7,566,511

Net income                               -    1,275,157     16,928    1,292,085

Redemptions                         (4,899)    (773,694)         -     (773,694)
                                    ------   ----------   --------   ----------

PARTNERS' CAPITAL,
  JUNE 30, 1995                     48,638   $7,971,889   $113,013   $8,084,902
                                    ======   ==========   ========   ==========

See notes to financial statements.

                       THE GROWTH AND GUARANTEE FUND L.P.
                       ----------------------------------
                        (a Delaware limited partnership)
                         ------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                For the six months ended June 30, 1995 and 1994
                -----------------------------------------------


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

    The Growth and Guarantee Fund L.P. (the "Partnership"or the "Fund") was organized on January 21, 1987 under the Delaware Revised Uniform Limited Partnership Act and commenced trading activities on August 5, 1987. The Growth and Guarantee Fund Trading L.P. (the "Trading Partnership") was organized on and commenced trading activities on June 1, 1995. The Partnership engages in the speculative trading of stock index futures and options. On June 1, 1995, the Partnership began trading through the Trading Partnership. Merrill Lynch Investment Partners Inc. (formerly ML Futures Investment Partners Inc.) (the "General Partner") (a wholly-owned subsidiary of Merrill Lynch Group, Inc., which in turn is a wholly-owned subsidiary of Merrill Lynch & Co., Inc.) invests for its account at least 1% of the total contributions to the Partnership. The General Partner and each Limited Partner share in the profits and losses of the Partnership attributable to the series of units held by them in proportion to the amount of such units owned by each.

    The consolidated statements include the accounts of the Trading Partnership in which the Partnership is the sole limited partner. All related transactions and intercompany balances between the Partnership and the Trading Partnership are eliminated in consolidation.

    The ownership by the General Partner in the Trading Partnership represents a minority interest in the Partnership. The General Partner's share of the Trading Partnership's profits and losses is eliminated in consolidation.

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

    Revenue Recognition
    -------------------

    Commodity futures and option contracts and securities transactions are recorded on the trade date and open contracts are reflected in the financial statements at the market value on the last business day of the reporting period. The difference between the original contract amount and the market value is reflected in income as unrealized gain or loss. Market value or fair value is based on quoted market prices. All commodity futures, options and forward contracts are reflected at fair value in the financial statements. The Partnership does not report open positions on a net basis.

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

    Protected Net Asset Value
    -------------------------

    The Limited Partnership Agreement provides protection against certain losses. The maximum permissible decrease in the Net Asset Value per unit, as of the end of successive Time Horizons (a term defined in the Limited Partnership Agreement, generally 18 months in duration) is 10% of the Net Asset Value per unit as of the beginning of each such Time Horizon (the "Protected Minimum NAV"). The Partnership had entered into an agreement with Chase Manhattan Bank N.A. ("Chase") whereby a letter of credit issued by Chase served to ensure the Protected Minimum NAV. The letter of credit was issued in favor of State Street Bank and Trust Company of Connecticut, N.A., which served as the paying agent for the Limited Partners of the Partnership. The amounts of the letters of credit varied from time to time as a result of units redeemed, or the occurrence of a New Profit Lock-In, as defined in the Letter of Credit and Reimbursement Agreement. The Letter of Credit expired in June 1994 and was not renewed. The Protected Minimum NAV for the Time Horizon ending November 15, 1996 is guaranteed by the U.S. Government obligations. The Partnership will also utilize a "downside protection" strategy which is designed to maximize profits while controlling the risk of major drawdowns. Avoiding significant losses is of particular importance to the Partnership's long-term prospects for profitability due to its "downside protection" feature.

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

4.  OFF-BALANCE SHEET RISK

    The Partnership trades futures and options contracts on regulated U.S. Exchanges. Risk arises from changes in the value of these contracts (market risk) and the potential inability of counterparties or brokers to perform under the terms of the contracts (credit risk). Although numerous factors could have significant influences on the market risk of these contracts, they are very interest rate sensitive. All open contracts mature within one year from the balance sheet date.

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

Item 2:  Management's Discussion and Analysis of Financial
------   Condition and Results of Operations
         -------------------------------------------------

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

         Liquidity:
         ---------
         A significant portion of the Partnership's assets were held in U.S. Treasury strips which, in turn, were used to margin its futures positions and liquidated, as necessary, to pay trading losses and redemptions when incurred. U.S. Treasury strips are highly liquid.

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

         On the other hand, the stock index futures contracts in which the Partnership trades may become illiquid under certain market conditions. "Daily limits," which limit fluctuations in futures prices during a single day, have been made applicable to stock index futures contracts, in response to the market turbulence of October 1987. During a single day no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can generally neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. As a result of such limits, market conditions could prevent the Partnership from promptly liquidating its stock index futures positions. Although "circuit breaker" trading halts are in effect, daily limits are applicable to the "cash" market in the stocks on which the stock indexes on which the futures contracts traded by the Partnership are based.


         Risk Factors:
         -------------
         The Fund experiences market risk because it's objective as a speculative commodity pool is to profit from price changes in the S&P 500 Stock Index. The General Partner monitors this market risk by valuing and reporting each open position daily.

         All of the fund's assets are maintained with MLF, the commodity broker of the Fund and an affiliate of the General Partner. The General Partner monitors daily the Fund's trading account to insure actual trading complies with the terms of the prospectus. A substantial portion of the Fund's assets are invested in U.S. Government Securities and maintained with MLF in segregated accounts in accordance with Commodity Futures Trading Commission regulations.

         Capital Resources:
         -----------------
         The Partnership does not have, nor does it expect to have, any capital assets and has no material commitments for capital expenditures. The Partnership uses its assets solely to supply the necessary margin or premiums for, and to pay any losses incurred in connection with, its investment in stock index futures contracts and options on stock index futures contracts. Inflation is not a significant factor in the Fund's profitability, although inflationary cycles can give rise to the type of major price movements which can have a material impact on the Fund's profitability.

         1995:
         ----
         Total assets of the Partnership and Partnership Capital at June 30, 1995 were $8,271,897 and $8,084,902, respectively. During the second quarter of 1995, 3,245 Units were redeemed, for an aggregate redemption value of $525,405.

         1994:
         ----
         Total assets of the Partnership and Partnership Capital at June 30, 1994 were $7,891,389 and $7,865,438, respectively. The Partnership permits Units to be redeemed on a monthly basis. During the second quarter of 1994, 1,568 Units were redeemed, for an aggregate redemption value of $221,976.

         Results of Operations - General:
         -------------------------------
         Unlike an operating business, it is difficult to identify "trends" in the Fund's operations and virtually impossible to make any predictions regarding future results based on results to date. In general, markets in which sustained price trends occur with some frequency tend to be favorable to managed futures investments, but this is not always the case. It is impossible to predict when trending markets will occur and the advisor is affected differently by trends in general and particular types of trends. Consequently, the results of operations of the Fund are difficult to discuss other than in terms of how it has performed in the past.

         At June 30, 1995, the Net Asset Value per Unit was $166.23, an 8.7% increase from the Net Asset Value per Unit of $152.99 at March 31, 1995 and a 17.6% increase from the Net Asset Value per Unit of $141.33 at December 31, 1994.

         During January 1995, the Fund's Net Asset Value for the Series A Units increased by 2.6%, while the S & P 500 Stock Index also increased 2.6% for the month.

         During February 1995, the Fund's Net Asset Value for the Series A Units increased 3.4%, while the S & P 500 Stock Index increased 3.9% for the month.

         During March 1995, the Fund's Net Asset Value for the Series A Units increased 2.1%, while the S & P 500 Stock Index increased 3.0% for the month.

         During April 1995, the Fund's Net Asset Value for the Series A Units increased 2.8%, while the S & P 500 Stock Index increased 3.0% for the month.

         During May 1995, the Fund's Net Asset Value for the Series A Units increased 3.7%, while the S & P 500 Stock Index increased 4.0% for the month.

         During June 1995, the Fund's Net Asset Value for the Series A Units increased 2%, while the S & P 500 Stock Index increased less than 2.3% for the month.

         The Partnership's operations were profitable during the second quarter of 1995 with gross trading gains of $665,709 and interest income of $45,234, less operating expenses of $38,469 (comprised of brokerage commissions of $974, administrative fees of $36,058, and minority interest on income of $1,437) resulting in income of $672,474.

         The Partnership's operations were profitable during the first six months of 1995 with gross trading gains of $1,160,612 and interest income of $206,295, less operating expenses of $74,822 (comprised of brokerage commissions of $2,599, administrative fees of $10,186 and minority interest income of $1,437), resulting in net income of $1,292,085.

         During the second quarter of 1995, the Fund experienced three profitable months of trading operations, and during the first six months of 1995, the Fund experienced six profitable months of trading operations.

         The Net Asset Value of a Unit purchased on August 5, 1987 for $100 had increased to $166.23 as of June 30, 1995.

         At June 30, 1994, the Net Asset Value per Unit was $138.44, a 1.59% decrease from the Net Asset Value per Unit of $140.67 at March 31, 1994, and a 4.34% decrease from the Net Asset Value per Unit of $144.72 at December 31, 1993.

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

         During March 1994, the Fund's Net Asset Value decreased 2.9%, while the S & P 500 Stock Index decreased 4.4% for the month.

         During April 1994, the Fund's Net Asset Value increased less than 1%, while the S & P 500 Stock Index increased 1.3% for the month.

         During May 1994, the Fund's Net Asset Value increased less than 1%, while the S & P 500 Stock Index increased 1.6% for the month.

         During June 1994, the Fund's Net Asset Value decreased 2.5%, while the S & P 500 Stock Index decreased 2.5% for the month.

         The Partnership's operations were unprofitable during the second quarter of 1994 with gross trading gains of $258,511 and interest income of $(345,974), less operating expenses of $37,786 (comprised of brokerage commissions of $2,225 and administrative fees of $35,561), resulting in a net loss of $125,249.

         The Partnership's operations were unprofitable during the first six months of 1994 with gross trading losses of $19,279 and interest income of $(263,233), less operating expenses of $80,141 (comprised of brokerage commissions of $6,622 and administrative fees of $73,519), resulting in a net loss of $362,653.

         During the second quarter of 1994, the Fund experienced two profitable months and one unprofitable month of trading operations, and during the first six months of 1994, the Fund experienced three profitable months and three unprofitable months of trading operations.

         The Net Asset Value of a Unit purchased on August 5, 1987 for $100 had increased to $138.44 as of June 30, 1994.

                                 PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

         The following exhibits are filed herewith:

Designation        Description
-----------        -----------

3.04 Amended and Restated Certificate of Limited Partnership of the Partnership, dated July 27, 1995.

Exhibit 3.04       Is filed herewith.
------------

10.01(c) Form of Advisory Agreement between the Partnership, Merrill Lynch Investment Partners Inc., Merrill Lynch Futures Inc. and prospective trading advisors.

Exhibit 10.01(c)   Is filed herewith.
----------------

                   There are no other exhibits required to be filed as part of this document.

     (b)  Reports on Form 8-K
          -------------------

     There were no reports on Form 8-K filed during the second quarter of fiscal 1995. A report on Form 8-K was filed on July 28, 1995 which reflects a name change of the General Partner from ML Futures Investment Partners Inc. to Merrill Lynch Investment Partners Inc.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          THE GROWTH AND GUARANTEE FUND L.P.



                          MERRILL LYNCH INVESTMENT PARTNERS INC.
                          (formerly ML FUTURES INVESTMENT PARTNERS INC.)
                                  (General Partner)



Date:  August 9, 1995     By /s/JOHN R. FRAWLEY, JR.
                             -----------------------
                            John R. Frawley, Jr.
                            President, Chief Executive Officer
                            and Director



Date:  August 9, 1995     By /s/JAMES M. BERNARD
                             -------------------
                            James M. Bernard
                            Chief Financial Officer
                            Treasurer and Vice President