Form 10-Q
period 1995-09-30
GROWTH & GUARANTEE FUND L P
filed 1995-11-14
CIK 812188

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995
                               ------------------

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

           Delaware                                     13-3407269
-------------------------------                      --------------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                       Identification No.)

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

                                  212-236-4161
        --------------------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No_____
                                              -----


                        This document contains 14 pages.
      There are no exhibits and no exhibit index filed with this document.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       THE GROWTH AND GUARANTEE FUND L.P.
                       ----------------------------------
                        (a Delaware limited partnership)
                         ------------------------------

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------


                                                      September 30,  December 31,
                                                          1995           1994
                                                      -------------  ------------
ASSETS
------
U.S. Government obligations                           $6,756,476     $6,482,801
Equity in commodity futures trading accounts:
    Cash and options contracts                           624,998        738,208
    Net unrealized profit on open                      1,019,000        405,176
     contracts
                                                    ------------     ----------

                TOTAL                                 $8,400,474     $7,626,185
                                                    ============     ==========


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

LIABILITIES:
    Redemptions payable                               $   64,084     $   47,628
    Administative fees and brokerage
        commissions payable                               12,689         12,046
                                                    ------------     ----------

            Total liabilities                             76,773         59,674
                                                    ------------     ----------

Minority interest                                        24,311               -
                                                    ------------     ----------

PARTNERS' CAPITAL: (Note 1)
    General Partner (680 and 680 units)                 121,024          96,085
    Limited Partners (45,944 and 52,857
     units)                                           8,178,366       7,470,426
                                                    ------------     ----------

            Total partners' capital                   8,299,390       7,566,511
                                                    ------------     ----------

                TOTAL                                $8,400,474      $7,626,185
                                                    ===========      ==========

NET ASSET VALUE PER UNIT                                $178.01         $141.33
                                                    ===========      ==========

See notes to consolidated financial statements.

                       THE GROWTH AND GUARANTEE FUND L.P.
                       ----------------------------------
                        (a Delaware limited partnership)
                         ------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                          For the three  For the three  For the nine    For the nine
                                          months ended   months ended   months ended    months ended
                                          September 30,  September 30,  September 30,  September 30,
                                              1995           1994           1995            1994
                                          -------------  -------------  -------------  --------------
REVENUES:
    Trading profit (loss):
        Realized                               $427,925       $ 72,206     $1,061,708      $ 251,376
        Change in unrealized                     86,994        110,662        613,824        (87,787)
                                            -----------    -----------   ------------    -----------

            Total trading results               514,919        182,868      1,675,532        163,589
                                            -----------    -----------   ------------    -----------

    Interest income (Note 2)                     92,507        107,132        298,801       (156,101)
                                            -----------    -----------   ------------    -----------

            Total revenues                      607,426        290,000      1,974,333          7,488
                                            -----------    -----------   ------------    -----------

EXPENSES:
    Administrative fees                          36,648         35,404        107,433        108,924
    Brokerage commissions                           774            488          3,375          7,110
                                            -----------    -----------   ------------    -----------

            Total expenses                       37,422         35,892        110,808        116,034
                                            -----------    -----------   ------------    -----------

NET INCOME (LOSS) BEFORE                       $570,004       $254,108     $1,863,525      $(108,546)
                                            ===========    ===========   ============    ===========
  MINORITY INTEREST

Minority interest on income                       6,873              -          8,310              -
                                            -----------    -----------   ------------    -----------

NET INCOME (LOSS)                              $563,131       $254,108     $1,855,215      $(108,546)
                                            ===========    ===========   ============    ===========

NET INCOME (LOSS) PER UNIT:

    Weighted average number of units
        outstanding (Note 3)                     48,035         56,234         50,625         57,961
                                               ========       ========     ==========      =========

    Weighted average net income (loss)
        per unit                                 $11.72          $4.52         $36.65         $(1.87)
                                               ========       ========     ==========      =========


See notes to consolidated financial statements.

                       THE GROWTH AND GUARANTEE FUND L.P.
                       ----------------------------------
                        (a Delaware limited partnership)
                         ------------------------------

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            -------------------------------------------------------

             for the nine months ended September 30, 1995 and 1994
             -----------------------------------------------------


                                                     Limited      General
                                           Units     Partners     Partner      Total
                                          -------  ------------  ---------  ------------
PARTNERS' CAPITAL,
  DECEMBER 31, 1993                       60,451   $ 8,650,204   $ 98,410   $ 8,748,614

Net loss                                       -      (107,303)    (1,243)     (108,546)

Redemptions                               (5,400)     (773,552)         -      (773,552)
                                          ------   -----------   ---------  -----------

PARTNERS' CAPITAL,
  SEPTEMBER 30, 1994                      55,051   $ 7,769,349   $ 97,167   $ 7,866,516
                                        ========   ===========   ========   ===========


PARTNERS' CAPITAL,
  DECEMBER 31, 1994                       53,537   $ 7,470,426   $ 96,085   $ 7,566,511

Net income                                     -     1,830,276     24,939     1,855,215

Redemptions                               (6,913)   (1,122,336)         -    (1,122,336)
                                        --------   -----------   ---------  -----------

PARTNERS' CAPITAL,
  SEPTEMBER 30, 1995                      46,624   $ 8,178,366   $121,024   $ 8,299,390
                                        ========   ===========   ========   ===========

See notes to consolidated financial  statements.

                       THE GROWTH AND GUARANTEE FUND L.P.
                       ----------------------------------
                        (a Delaware limited partnership)
                         ------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
             For the nine months ended September 30, 1995 and 1994
             -----------------------------------------------------


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

4. OFF-BALANCE SHEET RISK

  The Partnership trades futures and options contracts on regulated U. S. exchanges. Risk arises from changes in the value of these contracts (market risk) and the potential inability of counterparties or brokers to perform under the terms of the contracts (credit risk). Although numerous factors could have significant influences on the market risk of these contracts, they are very interest rate sensitive. All open contracts mature within one year from the balance sheet date.

                        September 30, 1995                        December 31, 1994
             ----------------------------------------  ----------------------------------------
                Commitment to        Commitment to        Commitment to        Commitment to
                  Purchase               Sell               Purchase               Sell
             (Futures & Options)  (Futures & Options)  (Futures & Options)  (Futures & Options)
             -------------------  -------------------  -------------------  -------------------

Stock
  Indices           $11,378,976        $    -                  $3,747,050          $6,100
             ------------------   ------------------           ----------          ------

                    $11,378,976        $    -                  $3,747,050          $6,100
                    ===========        ==========              ==========          ======

  Outstanding contract amounts represent the Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty nonperformance. The credit risk associated with these instruments, from counterparty nonperformance, is the net unrealized gain, if any, included on the Statements of Financial Condition. The Partnership also has credit risk because the sole counterparty or broker with respect to most of the Partnership's assets (except for the Government Obligations) is MLF. At September 30, 1995 and December 31, 1994, $1,640,212 and $7,319,733 of these assets, respectively, were held in segregated accounts in accordance with Commodity Futures Trading Commission regulations.

Item 2:  Management's Discussion and Analysis of
------   Financial Condition and Results of Operations


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

       On the other hand, the stock index futures contracts in which the Partnership trades may become illiquid under certain market conditions. "Daily limits," which limit fluctuations in futures prices during a single day, have been made applicable to stock index futures contracts, in response to the market turbulence of October 1987. During a single day no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can generally neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. As a result of such limits, market conditions could prevent the Partnership from promptly liquidating its stock index futures positions. Although "circuit breaker" trading halts are in effect, daily limits are applicable to the "cash" market in the stocks on which the stock indexes futures contracts traded by the Partnership are based.

       Risk Factors:
       ------------

       The Fund experiences market risk because it's objective as a speculative commodity pool is to profit from price changes in the S&P 500 Stock Index. The General Partner monitors this market risk by valuing and reporting each open position daily.

       All of the fund's assets are maintained with MLF, the commodity broker of the Fund and an affiliate of the General Partner. The General Partner monitors daily the Fund's trading account to insure actual trading complies with the terms of the prospectus. A substantial portion of the Fund's assets are invested in U. S. Government Securities and maintained with MLF in segregated accounts in accordance with Commodity Futures Trading Commission regulations.

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

       1995:
       ----
       Total assets of the Partnership and Partnership Capital at September 30,
1995 were $8,400,474 and $8,299,390, respectively.    During the third quarter
of 1995, 2,014 Units were redeemed, for an aggregate redemption value of $348,642.

       1994:
       ----
       Total assets of the Partnership and Partnership Capital at September 30, 1994 were $7,970,730 and $7,866,516, respectively. The Partnership permits Units to be redeemed on a monthly basis. During the thrid quarter of 1994, 1,763 Units were redeemed, for an aggregate redemption value of $253,029.

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

       1995 Monthly Performance:
       ------------------------

       At September 30, 1995, the Net Asset Value per Unit was $178.01, a 7.09% increase from the Net Asset Value per Unit of $166.23 at June 30, 1995 and a 25.95% increase from the Net Asset Value per Unit of $141.33 at December 31, 1994.

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

       During July 1995, the Fund's Net Asset Value for the Series A Units increased 3.2%, while the S & P 500 Stock Index increased 3.3% for the month.

       During August 1995, the Fund's Net Asset Value for the Series A Units increased 0.3%, while the S & P 500 Stock Index increased 0.3% for the month.

       During September 1995, the Fund's Net Asset Value for the Series A Units increased 3.4%, while the S & P 500 Stock Index increased less than 4.2% for the month.

       The Partnership's operations were profitable during the third quarter of 1995 with gross trading gains of $514,919 and interest income of $92,507, less operating expenses of $37,422 (comprised of brokerage commissions of $774 and administrative fees of $36,648) and minority interest on income of $6,873 resulting in income of $563,131.

       The Partnership's operations were profitable during the first nine months of 1995 with gross trading gains of $1,675,532 and interest income of $298,801, less operating expenses of $110,808 (comprised of brokerage commissions of $3,375 and administrative fees of $107,433) and minority interest income of $8,310 resulting in net income of $1,855,215.

       During the third quarter of 1995, the Fund experienced three profitable months of trading operations, and during the first nine months of 1995, the Fund experienced nine profitable months of trading operations.

       The Net Asset Value of a Unit purchased on August 5, 1987 for $100 had increased to $178.01 as of September 30, 1995.

       1994 Monthly Performance:
       ------------------------

       At September 30, 1994, the Net Asset Value per Unit was $142.90, a 3.22% increase from the Net Asset Value per Unit of $138.44 at June 30, 1994, and a 1.26% decrease from the Net Asset Value per Unit of $144.72 at December 31, 1993.

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

       During March 1994, the Fund's Net Asset Value decreased 2.9%, while the S & P 500 Stock Index decreased 4.4% for the month.

       During April 1994, the Fund's Net Asset Value increased less than 1%, while the S & P 500 Stock Index increased 1.3% for the month.

       During May 1994, the Fund's Net Asset Value increased less than 1%, while the S & P 500 Stock Index increased 1.6% for the month.

       During June 1994, the Fund's Net Asset Value decreased 2.5%, while the S & P 500 Stock Index decreased 2.5% for the month.

       During July 1994, the Fund's Net Asset Value for the Series A Units increased 2.6%, while the S & P 500 Stock Index increased 3.3% for the month.

       During August 1994, the Fund's Net Asset Value for the Series A Units increased 2.9%, while the S & P 500 Stock Index increased 4.1% for the month.

       During September 1994, the Fund's Net Asset Value for the Series A Units decreased 2.2%, while the S & P 500 Stock Index decreased 2.5% for the month.

       The Partnership's operations were profitable during the third quarter of 1994 with gross trading gains of $182,868 and interest income of $107,132, less operating expenses of $35,892 (comprised of brokerage commissions of $488 and administrative fees of $35,404), resulting in net income of $254,108.

       The Partnership's operations were unprofitable during the first nine months of 1994 with gross trading gains of $163,589 and interest income of $(156,101), less operating expenses of $116,034 (comprised of brokerage commissions of $7,110 and administrative fees of $108,924), resulting in a net loss of $108,546.

       During the third quarter of 1994, the Fund experienced two profitable months and one unprofitable month of trading operations, and during the first nine months of 1994, the Fund experienced five profitable months and four unprofitable months of trading operations.

       The Net Asset Value of a Unit purchased on August 5, 1987 for $100 had increased to $142.90 as of September 30, 1994.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

      None.

Item 2.  Changes in Securities

      None.

Item 3.  Defaults Upon Senior Securities

      None.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

Item 5.  Other Information

      None.

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits
           --------

      There are no exhibits required to be filed with this document.

      (b)  Reports on Form 8-K
           -------------------

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


                          THE GROWTH AND GUARANTEE FUND L.P.



                          MERRILL LYNCH INVESTMENT PARTNERS INC.
                          (formerly ML FUTURES INVESTMENT PARTNERS INC.)
                                  (General Partner)



Date:  November 13, 1995  By /s/JOHN R. FRAWLEY, JR.
                             -----------------------
                             John R. Frawley, Jr.
                             President, Chief Executive Officer
                             and Director



Date:  November 13, 1995  By /s/JAMES M. BERNARD
                             -------------------
                             James M. Bernard
                             Chief Financial Officer,
                             Treasurer and Vice President