Form 10-K405
period 1995-12-31
GROWTH & GUARANTEE FUND L P
filed 1996-03-29
CIK 812188

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

               (x) Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                                (Fee Required)

                 For the fiscal year ended:  December 31, 1995
                                      or
                 ( ) Transition Report Pursuant to Section 13
                or 15(d) of the Securities Exchange Act of 1934
                               (No Fee Required)

                       Commission file number:  0-16110

                      THE GROWTH AND GUARANTEE FUND L.P.
                      ----------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                             13-3407269
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

                 c/o  Merrill Lynch  Investment Partners Inc.
                (formerly ML Futures Investment Partners Inc.)
                       Merrill Lynch World Headquarters
                            World Financial Center
                South Tower, 6th Fl., New York, NY  10080-6106
                   (Address of principal executive offices)
      Registrant's telephone number, including area code:  (212) 236-4161

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Series A Limited
                                                             ----------------
                                                             Partnership Units
                                                             -----------------
                                                             (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                             Yes  X      No
                                                                   ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                                  [X]

Aggregate market value of the voting stock held by non-affiliates: the registrant is a limited partnership and, accordingly, has no voting stock held by non-affiliates or otherwise.

                      Documents Incorporated By Reference

The registrant's "1995 Annual Report and Independent Auditors' Report," the annual report to security holders for the fiscal year ended December 31, 1995.

                      THE GROWTH AND GUARANTEE FUND L.P.
                      Annual Report for 1995 on Form 10-K

                               Table of Contents
                               -----------------


                                    PART I

                                                                  PAGE
                                                                  ----

  Item 1.     Business                                             1

  Item 2.     Properties                                           2

  Item 3.     Legal Proceedings                                    2

  Item 4.     Submission of Matters to a Vote of Security Holders  2

  PART II

  Item 5.     Market for Registrant's Common
              Equity and Related Stockholder Matters               2

  Item 6.     Selected Financial Data                              3

  Item 7.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                  3

  Item 8.     Financial Statements and Supplementary Data          4

  Item 9.     Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                  5

                                   PART III

  Item 10.    Directors and Executive Officers of the Registrant   5

  Item 11.    Executive Compensation                               6

  Item 12.    Security Ownership of Certain Beneficial Owners and
              Management                                           6

  Item 13.    Certain Relationships and Related Transactions       6

                                    PART IV

  Item 14.    Exhibits, Financial Statement Schedules and Reports
              on Form 8-K                                          7

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

         The Partnership invests in stock index futures and options contracts pursuant to asset allocation strategies developed by Leland O'Brien Rubinstein Associates Inc. ("LOR" or the "Trading Advisor"), the objective of which is to limit losses in down S&P Stock Index markets while optimizing the extent to which the Net Asset Value per Unit may participate, over time and on an unleveraged basis, in significant upward movements in stock index levels.

         From the commencement of operations through June 29, 1990 (with respect to Series B Units) and September 28, 1990 (with respect to Series A Units), Aetna Capital Management ("ACM") served as the Partnership's Trading Advisor, directing the trading activities of the Partnership, using principles associated with the asset allocation strategies of LOR, which initially served as Trading Consultant. On June 29, 1990 (with respect to Series B Units) and September 28, 1990 (with respect to Series A Units), LOR assumed the additional function of Trading Advisor, replacing ACM in that capacity.

         A principal feature of the Partnership is the protection against certain losses. The Limited Partnership Agreement limits the decrease of the Net Asset Value per Series A Unit at the end of a time specified period applicable to no more than 10% of the Net Asset Value per Series A Unit at the beginning of such time period (the Series B Units are no longer outstanding).

         Merrill Lynch Investment Partners Inc. (formerly, ML Futures Investment Partners Inc.) (the "General Partner" or "MLIP") acts as the general partner of the Partnership, and Merrill Lynch Futures Inc. (the "Commodity Broker" or "MLF") is the Partnership's commodity broker. The General Partner is a wholly-owned subsidiary of Merrill Lynch Group Inc., which in turn is a wholly-owned subsidiary of Merrill Lynch & Co., Inc. The Commodity Broker is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. The Partnership does not trade directly but rather through a subsidiary limited partnership, The Growth and Guarantee Fund Trading L.P. (the "Trading Partnership"), of which the General Partner is the general partner and the Partnership the sole limited partner.

         The General Partner maintains a minimum account balance equal to at least 1% of the total capital of the Fundand must do so as long as it remains General Partner of the Partnership.

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

         LOR, which initially served as the Trading Consultant for the Partnership, replaced ACM as the Trading Advisor effective June 29, 1990 for Series B Units and September 28, 1990 for Series A Units. LOR utilizes the same Dynamic Asset Allocation Risk Management Strategies program used previously by ACM. As of June 29, 1990 and September 28, 1990, the Partnership and LOR entered into Advisory Agreements relating to the management of the assets for the Series B Units and Series A Units, respectively. The Advisory Agreement with respect to the Series B Units terminated effective December 31, 1991 upon the cessation of the trading activities with respect to the Series B Units. The Advisory Agreement, with respect to Series A Units, may be terminated by the General Partner upon sixty days' advance written notice to LOR.

         The Partnership is structured so as to provide investors with protection against certain losses. The maximum permissible decrease in the Net Asset Value per Unit, as of the end of successive Time Horizons (a term defined in the Limited Partnership Agreement, generally 18 months in duration) is 10% of the Net Asset Value per Unit as of the beginning of each such Time Horizon (the "Protected Minimum NAV"). At the start of its operations, the Partnership provided the assurance of investors receiving at least the protected minimum NAV through the use of the Aetna Surety Bond. However, the Surety Bond was replaced on October 2, 1990 in respect of the Series A Units by the Fund entering into an agreement with Chase Manhattan Bank, N.A. ("Chase") whereby a letter of credit issued by Chase served to ensure the Protected Minimum NAV. The letter of credit was issued in favor of State Street Bank and Trust Company of Connecticut, N.A., which served as the paying agent for the Limited Partners of the Partnership. The amounts of the letters of credit varied from time to time as a result of Units redeemed, or the occurrence of a New Profit Lock-In, as defined in the Letter of Credit and Reimbursement Agreement. With respect to Series A, the October 2, 1990 Letter of Credit issued by Chase was canceled effective December 21, 1992. The Letter of Credit and Reimbursement Agreement was amended as of December 18, 1992, a new Letter of Credit was issued, a new Protected Minimum Net Asset Value of $123.79 was established through May 31, 1994, and a new Time Horizon end date of June 30, 1994. The Letter of Credit expired in June 1994 and was not renewed.

         Series A Units started 1995 with a Protected Minimum Net Assets Value of $127.80. In order to assure this minimum value, the Fund purchases Treasury STRIPS maturing at the end of the current Time Horizon in a face amount equal to the Protected Minimum NAV. These STRIPS are not subject to the risk of market losses.

         The Fund is structured to provide a "New Profits Lock-In" in the event that the NAV per series A Unit increases by 10% or more. The latest "New Profits Lock-In" was established at an NAV per Series A Unit of $172.63 on July 27, 1995.

         A portion of the Partnership's assets are maintained as cash in trading accounts with the Commodity Broker. The Commodity Broker credits the Partnership's accounts with interest on its assets (not all of which are available for investment) at a rate of 0.5% per annum below the 91-day Treasury bill rate.

         Each Limited Partner may redeem any or all of their Units at month-end upon notifying the General Partner ten days prior to such month-end. Each Unit redeemed is paid the current month-end Net Asset Value as calculated by the General Partner.

         The General Partner, the Trading Advisor and the Commodity Broker are each subject to regulation by the Commodity Futures Trading Commission and the National Futures Association. Other than in respect of its periodic reporting requirements, the Partnership is generally not subject to regulation by the Securities and Exchange Commission.

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

         There are no pending legal proceedings to which the Partnership is a party.

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

         (b)  Holders:
              -------
              As of December 31, 1995, there were 517 Unitholders, including the General Partner.

(c)  Dividends:
     ---------
     Other than the liquidation of the Series B Units and the payment out to Series B Limited Partners of their interests in the Partnership, the Partnership has made no distributions since trading commenced, nor does the General Partner presently intend to make any distributions in the future.

Item 6:  Selected Financial Data
         -----------------------
         The following is a summary of selected financial data of the
Partnership:


                        Year Ended     Year Ended    Year Ended    Year Ended     Year Ended
                        December 31,  December 31,   December 31,  December 31,   December 31,
                            1995          1994           1993         1992           1991
                        ------------  ------------   ------------  ------------   ------------
Revenues:
Realized gain
  (loss)                 $2,374,649     $ (324,228)  $  382,507     $  606,454    $ 2,647,870
Change in
  unrealized
  (loss) gain              (367,336)       (73,403)     (87,474)      (632,393)       (10,889)
Interest income             407,304        355,496      353,974        545,896      1,217,365
                         ----------     ----------   ----------     ----------    -----------
Total revenue
  (loss)                  2,414,617        (42,135)     649,007        519,957      3,854,346

Expenses:
Brokerage
  commissions                 4,225          8,247        9,891         12,382         19,761
Administrative
  fees                      144,696        142,881      164,052        177,764        331,753
                         ----------     ----------   ----------     ----------    -----------
Total expenses              148,921        151,128      173,943        190,146        351,514
                         ----------     ----------   ----------     ----------    -----------
Income before
  Minority interest       2,265,696       (193,263)     475,064        329,811      3,502,832

Minority Interest
  Income                    (12,942)             -            -              -              -
                         ----------     ----------   ----------     ----------    -----------
Net income (loss)        $2,252,754     $ (193,263)  $  475,064     $  329,811    $ 3,502,832
                         ==========     ==========   ==========     ==========    ===========
Total assets             $8,704,978     $7,626,185   $8,971,537     $9,795,274    $16,702,790
Total partners'
  capital                $8,623,082     $7,566,511   $8,748,614     $9,733,691    $11,416,421

Net Asset Value per
  Series A Unit             $186.57        $141.33      $144.72        $137.57    $    132.59

Net Asset Value per
  Series B Unit        $     -        $     -        $     -      $     -        $     -

Liquidating Net
  Asset Value per
  Series B Unit        N/A            N/A            N/A          N/A             $    117.79

Item 7:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
         -------------------------------------------------

Operational Overview; Advisor Selections
----------------------------------------
        Due to the nature of the Fund's business, its results of operations depend on the Trading Advisor's ability to optimize the extent to which the Fund participates in the significant upward movement in stock index levels. The Trading Advisor's Dynamic Asset Allocation Risk Management Strategies are confidential, so that substantially the only information that can be furnished regarding the Fund's results of operations is contained in the performance record of its trading. Unlike operating businesses, general economic or seasonal conditions do not directly affect the profit potential of the Fund, and its past performance is not necessarily indicative of future results. Because of the speculative nature of its trading, operational or economic trends have little relevance to the Fund's results. However, the Fund is dependent upon significant upward movement in stock index levels for profitability.

Results of Operations - General
-------------------------------
        The Fund is materially different from most other futures funds in that it does not attempt to achieve speculative profits from taking long or short positions in a variety of markets. Rather, the Fund's objective is to capture a substantial portion of significant upside movements in the S&P 500 Stock Index (dividends not reinvested) while providing the protection of a maximum loss which can be incurred during any 18 month Time Horizon. The Fund's ability to capture upside S&P 500 Stock Index movements is based on a call options strategy, and is path dependent - i.e., the extent to which the Fund is able to capture upside movements in the S&P 500 depends on the patterns in which such movements occur. For example, if the S&P 500 increased during a Time Horizon by a total of 25%, but did so after incurring a 15% drop, it is likely that the Fund would recognize little or none of the upward movement, because it would have lost all that it had available to lose during the Time Horizon in question during the course of the 15% drop.

        During the past 36 months of trading ending December 31, 1995, the S&P 500 Stock Index (dividends not reinvested) increased a total of 41.36%, whereas the Net Asset Value per Series A unit increased 35.62%.

Performance Summary
-------------------
        During 1993, the Fund's average month-end Net Assets equalled $8,874,510, and the Fund recognized gross trading gains of $295,033 or 3.32% of such average month-end Net Assets. Brokerage commissions of $9,891 or 0.11% and Administrative expenses of $164,052 or 1.85% of average month-end Net Assets were paid. Interest income of $353,974 or 3.99% of average month-end Net Assets resulted in net income of $475,064 or 5.35% of average month-end Net Assets, which resulted in a 5.20% increase in the Net Asset Value per Unit.

        During 1994, the Fund's average month-end Net Assets equalled $7,755,028, and the Fund recognized gross trading losses of $397,631 or 5.13% of such average month-end Net Assets. Brokerage commissions of $8,247 or 0.11% and Administrative expenses of $142,881 or 1.84% of average month-end Net Assets were paid. Interest income of $355,496 or 4.58% of average month-end Net Assets resulted in a net loss of $193,263 or 2.49% of average month-end Net Assets, which resulted in a 2.34% decrease in the Net Asset Value per Unit.

        During 1995, the Fund's average month-end Net Assets equalled $8,107,763, and the Fund recognized gross trading gains of $2,007,313 or 24.76% of such average month-end Net Assets. Brokerage commissions of $4,225 or 0.05% and Administrative expenses of $144,696 or 1.78% of average month-end Net Assets were paid. Interest income of $407,304 or 5.02% of average month-end Net Assets resulted in net income of $2,252,754 (after deduction of MLIP's "Minority Interest" in the Trading Partnership) or 27.79% of average month-end Net Assets which resulted in a 32.01% increase in the overall Net Asset Value of the Fund.

        In its past 36 months of trading, the Fund experienced 24 profitable months and 12 unprofitable months.

                      MONTH-END NET ASSET VALUE PER UNIT
                      ----------------------------------


        Jan.     Feb.      Mar.     Apr.     May      June     July     Aug.     Sept.    Oct.     Nov.     Dec.
        -------  -------   -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
1993    $138.74  $140.38   $141.95  $138.85  $141.07  $140.99  $140.05  $144.51  $142.22  $144.75  $143.30  $144.72
1994    $148.74  $144.86   $140.67  $140.72  $142.00  $138.44  $142.06  $146.14  $142.90  $145.19  $140.21  $141.33
1995    $144.95  $149.87   $152.99  $157.25  $163.05  $166.23  $171.58  $172.09  $178.01  $177.64  $184.56  $186.57

Importance of Market Factors
----------------------------
        Comparisons between the Fund's performance in one fiscal year to the prior year are unlikely to be meaningful, given the uncertainty of price movements in the markets traded by the Fund.

Liquidity
---------
        A significant portion of the Partnership's assets were held in U.S. Treasury STRIPS which, in turn, generate the protected minimum Net Asset Value. The U.S. STRIPS are highly liquid but are acquired by the Fund on a buy-and-hold basis for the course of a Time Horizon, except to the extent liquidated to fund a portion of redemptions. A portion of the Partnership's assets are also held as cash which, in turn, is used to margin its stock index futures positions and is withdrawn, as necessary, to pay a portion of redemptions and fees.

        The stock index futures contracts in which the Partnership trades may become illiquid under certain market conditions. Stock Index futures contracts in the U.S. are subject to "circuit breakers" which require the suspension of trading after certain market movements. However, these "circuit breakers" have rarely been "triggered," and because the Fund buys rather than sells options, it is generally not exposed to risk of not being able to close out positions against which the market is moving as a result of illiquidity.

Capital Resources
-----------------
        The Partnership does not have, nor does it expect to have, any capital assets and has no material commitments for capital expenditures. The Partnership uses its assets to (i) assure the investors the protected minimum Net Asset Values as of the end of the Time Horizons and (ii) supply the necessary margin or premiums for, and to pay any losses incurred in connection with, its trading activity and to pay redemptions and fees. Inflation is not a significant factor in the Fund's profitability, although inflationary cycles can give rise to the stock index futures markets in which the Funds trades exclusively. The Fund cannot be profitable during a Time Horizon unless the S&P 500 Stock Index market rises.

Item 8:  Financial Statements and Supplementary Data
         -------------------------------------------

         The financial statements required by this Item are included on pages E-1 through E-13 of this report.

        The supplementary financial information ("selected quarterly financial data" and "information about oil and gas producing activities") specified by
Item 302 of Regulation S-K is not applicable.

Item 9:  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure
         ---------------------------------------------

         There were no changes in or disagreements with accountants on accounting and financial disclosure.

                                   PART III
                                   --------

Item 10: Directors and Executive Officers of the Registrant
         --------------------------------------------------

         (a,b)  Identification of Directors and Executive Officers:
                --------------------------------------------------
                As a limited partnership, the Partnership itself has no officers or directors and is managed by the General Partner. The Trading Advisor manages the Fund's stock index futures position on behalf of the Partnership.

                Merrill Lynch Investment Partners Inc. (formerly ML Futures Investment Partners Inc.), a Delaware corporation, was organized in 1986 principally in order to serve as the general partner of commodity pools for which Merrill Lynch, Pierce, Fenner & Smith Incorporated acts as selling agent. The principal offices of the General Partner are located at Merrill Lynch World Headquarters, 6th Floor, South Tower, World Financial Center, New York, New York 10080-6106; telephone (212) 236-4161.

                The directors and officers of the General Partner, and titles as of December 31, 1995 are as follows:

John R. Frawley, Jr.    President, Chief Executive Officer and Director
James M. Bernard        Chief Financial Officer, Senior Vice President and
                        Treasurer
Jeffrey F. Chandor      Senior Vice President and Director of Sales,
                        Marketing and Research
William T. Maitland     Secretary and Director
Allen N. Jones          Chairman and Director

                John R. Frawley, Jr. was born in 1943. Mr. Frawley is Chief Executive Officer, President and a Director of MLIP and Co-Chairman of Merrill Lynch Futures. He joined MLPF&S in 1966 and has served in various positions, including Retail and Institutional Sales, Manager of New York Institutional Sales, Director of Institutional Marketing, Senior Vice President of Merrill Lynch Capital Markets and Director of International Institutional Sales. Mr. Frawley holds a Bachelor of Science degree from Canisius College. From its formation in 1990 through its dissolution in 1994, Mr. Frawley served on the CFTC's Regulatory Coordination Advisory Committee. Mr. Frawley is currently a member of the CFTC's Financial Products Advisory Committee. In January 1996, Mr. Frawley was re-elected to a one-year term as Chairman of the Managed Futures Association, the national trade association of the United States managed futures industry. Mr. Frawley is also a Director of that organization and Vice Chairman of the Futures Industry Institute.

                James M. Bernard was born in 1950. Mr. Bernard is Chief Financial Officer, Senior Vice President and Treasurer of MLIP. He joined Merrill Lynch Futures in 1983. Prior to such time he was the Commodity Controller for Nabisco Brands Inc. from November 1976 to 1982 and a Supervisor with Ernst & Whinney from 1972 to November 1976. Mr. Bernard is a member of the American Institute of Certified Public Accountants and holds a Bachelor of Science degree from St. John's University and a Master of Business Administration degree from Fordham University.

                Jeffrey F. Chandor was born in 1945. Mr. Chandor is Senior Vice President and the Director of Sales, Marketing and Research of MLIP. He joined MLPF&S in 1971 and has served as the Product Manager of International Institutional Equities, Derivatives and Mortgage-Backed Securities as well as Managing Director of International Sales in the United States, and Managing Director of Sales in Europe. Mr. Chandor holds a Bachelor of Arts degree from Trinity College, Hartford, Connecticut.

                William T. Maitland was born in 1949. From MLIP's inception in August 1986 through June 1, 1988, Mr. Maitland was the Secretary and a Director of MLIP and, on August 15, 1992, he once again assumed these positions. Mr. Maitland is the General Counsel for Futures & Options for MLPF&S, a position he has held since November 1990, and is a member of the Board of Directors of Merrill Lynch Futures. In 1971, Mr. Maitland graduated with a Bachelor of Arts degree from Fordham University where his field of concentration was economics. In 1974, he received his Juris Doctor degree from Fordham Law School. Mr. Maitland joined MLPF&S in 1979. Mr. Maitland is presently a member of the Board of Directors of the NFA and the Futures Industry Association ("FIA") and a past President of the Executive Committee of the Law & Compliance Division of the FIA. He is a member of the Committee on Commodities Regulation of the Association of the Bar of the City of New York.

        Allen N. Jones was born in 1942. Mr. Jones is Chairman and a Director of MLIP. Mr. Jones graduated from the University of Arkansas with a Bachelor of Science, Business Administration degree in 1964. Since June 1992, Mr. Jones has held the position of Senior Vice President of MLPF&S. From June 1992 through February 1994, Mr. Jones was the President and Chief Executive Officer of Merrill Lynch Insurance Group, Inc. ("MLIG") and remains on the Board of Directors of MLIG and its subsidiary companies. In February 1994, Mr. Jones became the Director of Individual Financial Services of the Merrill Lynch Private Client Group. From January 1992 to May 1992, he held the position of First Vice President of MLPF&S. From January 1990 to June 1992, he held the position of District Director of MLPF&S. Prior to January 1990, he held the position of Senior Regional Vice President of MLPF&S.

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

Item 12: Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------
         (a)  Security Ownership of Certain Beneficial Owners:
              -----------------------------------------------
              As of December 31, 1995, no person or "group" is known to be or have been the beneficial owner of more than five percent of the Units of either Series. All of the units of general partnership interest are owned by the General Partner.

         (b)  Security Ownership of Management:
              --------------------------------
,             As of December 31, 1995, the General Partner owned 680 Units, which was less than 2% of the total Units outstanding.

         (c)  Changes in Control:
              ------------------
              None.

Item 13: Certain Relationships and Related Transactions
         ----------------------------------------------
         (a)  Transactions with Management and Others:
              ---------------------------------------
              The General Partner performs certain services for the Partnership, which include selecting a Trading Advisor and providing for all normal ongoing administrative functions of the Partnership, such as accounting, legal and printing services. The General Partner pays all expenses relating to such services, at no cost to the Partnership.

         (b)  Certain Business Relationships:
              ------------------------------
              MLF, an affiliate of the General Partner, acts as commodity broker for the Partnership at the selection of the General Partner. The General Partner will not negotiate for lower commissions to be charged to the Partnership and the commissions charged to the Partnership have not been negotiated at arm's length between the General Partner and the Commodity Broker. In 1995 and 1994, the Partnership incurred an expense of $4,225 and $8,247, respectively, for brokerage commissions which was earned by the Commodity Broker. The Partnership incurred an expense of an Administrative Fee payable to the General Partner at an annual rate of 1.75% of average month-end Net Assets. In 1995 and 1994, the General Partner received a total of $144,696 and $142,881 in Administrative Fees, from which the General Partner paid out $25,179 and $26,264 in advisory fees and consulting fees to LOR, and $0 and $12,597 to The Chase Manhattan Bank, N.A. for Letters of Credit, respectively.

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

         (d)  Transactions with Promoters:
              ---------------------------
              Not applicable.

                                    PART IV
                                    -------

Item 14:   Exhibits, Financial Statement Schedules and Reports on Form 8-K
           ---------------------------------------------------------------

           (a)1. Financial Statements:
                 --------------------
                                                        Page
                                                        ----

           Independent Auditors' Report                  E-4

           Statements of Financial Condition as of       E-5
             December 31, 1995 (consolidated) and 1994

           For Each of the Three Years in the Period
             Ended December 31, 1995 (consolidated with respect to 1995):

                     Statements of Operations            E-6
           Statements of Changes in Partners' Capital    E-7

           Notes to Financial Statements                 E-8

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

           (a)3.  Exhibits:
                  --------
           Exhibits which are filed herewith and incorporated by reference to this Annual Report on Form 10-K are as follows:

Designation       Description
-----------       -----------
1.01              Form of Selling Agreement among the Partnership, the General
                  Partner, Merrill Lynch Futures Inc., the Standard Fire
                  Insurance Company, the Trading Advisor, the Trading Consultant and the Selling Agent.

Exhibit 1.01:     Is incorporated by reference from Exhibit 1.01 contained in
------------      Amendment No. 2 to the Registration Statement (File No. 33-
                  13175) filed on June 10, 1987, on Form S-1 under the
                  Securities Act of 1933.


3.01              Amended and Restated Certificate of Limited Partnership dated
                  March 1, 1990.

Exhibit 3.01:     Is incorporated by reference from Exhibit 2.01 contained in
------------      the Partnership's report on Form 10-K for the fiscal year
                  ended December 31, 1989.


3.02              Amended and Restated Limited Partnership Agreement of the
                  Partnership.

Exhibit 3.02:     Is incorporated by reference from Exhibit 3.01 contained in
------------      Amendment No. 2 to the Registration Statement (File No. 33-
                  13175) filed on June 10, 1987, on Form S-1 under the
                  Securities Act of 1933.


3.03 Amendment No. 1 to the Amended and Restated Limited Partnership Agreement dated March 1, 1990.

Exhibit 3.03:     Is incorporated by reference from Exhibit 3.02 contained in
------------      the Partnership's report on Form 10-K for the fiscal year
                  ended December 31, 1989.


3.04 Amended and Restated Certificate of Limited Partnership of the Partnership, dated July 27, 1995.

Exhibit 3.04 Is incorporated by reference from Exhibit 3.04 contained in the Registrant's report on Form 10-Q for the Quarter Ended June 30 , 1995.

10.01(c) Form of Advisory Agreement between the Partnership, Merrill Lynch Investment Partners Inc., Merrill Lynch Futures Inc. and prospective trading advisors.

Exhibit 10.01(c) Is incorporated by reference from Exhibit 10.01(c) contained in the Registrant's report on Form 10-Q for the Quarter Ended June 30 , 1995.

10.04 Form of Customer Agreement between the Partnership and Merrill Lynch Futures Inc.

Exhibit 10.04:    Is incorporated by reference from Exhibit 10.04 contained in
-------------     Amendment No. 2 to the Registration Statement (File No. 33-
                  13175) filed on June 10, 1987 on Form S-1 under the Securities
                  Act of 1933.

10.05 Form of Security Customer Agreement between the Partnership and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

Exhibit 10.05:    Is incorporated by reference from Exhibit 10.05 contained in
-------------     Amendment No. 2 to the Registration Statement (File No. 33-
                  13175) filed on June 10, 1987 on Form S-1 under the Securit-ies Act of 1933.


10.06(a) Letter of Credit and Reimbursement Agreement relating to the Series A Units among the General Partner, the Partnership and The Chase Manhattan Bank, N.A., dated October 2, 1990.

Exhibit 10.06(a): Is incorporated by reference from Exhibit 10.06(a) contained ---------------- in the Partnership's report on Form 10-K for the Fiscal Year ended December 31, 1990.


10.06(c) Amendment No. 1 to the Letter of Credit and Reimbursement Agreement relating to the Series A Units.

Exhibit 10.06(c): Is incorporated by reference from Exhibit 10.06(c) contained ---------------- in the Partnership's report on Form 10-K for the fiscal year ended December 31, 1992.


10.07(a) Letter of Credit relating to the Series A Units issued by The Chase Manhattan Bank, N.A. on October 2, 1990.

Exhibit 10.07(a): Is incorporated by reference from Exhibit 10.07(a) contained ---------------- in the Partnership's report on Form 10-K for the Fiscal Year ended December 31, 1990.


10.08(a) Pledge and Security Agreement relating to the Series A Units among the General Partner, the Partnership and The Chase Manhattan Bank, N.A., dated October 2, 1990.

Exhibit 10.08(a): Is incorporated by reference from Exhibit 10.08(a) contained ---------------- in the Partnership's report on Form 10-K for the Fiscal Year ended December 31, 1990.


10.09(a) Paying Agency Agreement relating to the Series A Units among the Partnership, the limited partners of the Partnership, the General Partner and State Street Bank and Trust Company of Connecticut, N.A., dated October 2, 1990.

Exhibit 10.09(a): Is incorporated by reference from Exhibit 10.09(a) contained ---------------- in the Partnership's report on Form 10-K for the Fiscal Year ended December 31, 1990.


13.01             1995 Annual Report and Independent Auditor's Report.

Exhibit 13.01:    Is filed herewith.
-------------
99.01             Prospectuses of the Partnership, dated June 12, 1987.

Exhibit 99.01:    Is incorporated by reference as filed with the Securities and
-------------     Exchange Commission pursuant to Rule 424 under the Securities
                  Act of 1933, as amended, on June 12, 1987.


        (b)  Report on Form 8-K:
             ------------------
             Form 8-K was filed by the Registrant on July 28, 1995 disclosing MLIP's name change from ML Futures Investment Partners Inc.

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  THE GROWTH AND GUARANTEE FUND L.P.

                  By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                  General Partner


                  By:  /s/ John R. Frawley, Jr.
                  John R. Frawley, Jr.
                  President, Chief Executive Officer and
                  Director (Principal Executive Officer)

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 28, 1996 by the following persons on behalf of the Registrant and in the capacities indicated.


      Signature                              Title                       Date
-----------------------        -------------------------------------  --------------

/s/John R. Frawley, Jr.        President and Chief Executive Officer  March 28, 1996
-----------------------
John R. Frawley, Jr.           and Director

/s/James M. Bernard            Chief Financial Officer, Treasurer     March 28, 1996
-------------------
James M. Bernard               (Principal Financial and Accounting
                               Officer) and Vice President

/s/Jeffrey F. Chandor          Senior Vice President and Director     March 28, 1996
---------------------
Jeffrey F. Chandor             of Sales, Marketing and Research

/s/William T. Maitland         Director                               March 28, 1996
----------------------
William T. Maitland

/s/Allen N. Jones              Director                               March 28, 1996
-----------------
Allen N. Jones


        (Being the principal executive officer, the principal financial and accounting officer and a majority of the directors of Merrill Lynch Investment Partners Inc.)


MERRILL LYNCH INVESTMENT         General Partner of                   March 28, 1996
 PARTNERS INC.                     Registrant

By: /s/ John R. Frawley, Jr.
    ------------------------
  John R. Frawley, Jr.

                      THE GROWTH AND GUARANTEE FUND L.P.
                                1995 FORM 10-K
                               INDEX TO EXHIBITS


                                   EXHIBIT                             PAGE
                    --------------------------------------             ----

Exhibit 13.01    1995 Annual Report and Independent Auditors' Report   E-1