Form 10-Q
period 1996-03-31
GROWTH & GUARANTEE FUND L P
filed 1996-05-14
CIK 812188

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1996
                               ----------------

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


                        This document contains 11 pages.
      There are no exhibits and no exhibit index filed with this document.

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                       THE GROWTH AND GUARANTEE FUND L.P.
                       ----------------------------------
                        (a Delaware limited partnership)
                         ------------------------------

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------


                                           March 31,      December 31,
                                             1996             1995
                                          -----------     ------------
ASSETS
- ------
Accrued Interest (Note 2)                  $    5,231      $    4,940
U.S. Government obligations                 7,310,630       6,820,462
Equity in commodity futures trading
 accounts:
    Cash and options premium                1,574,833       1,985,376
    Net unrealized gain on open                59,500        (105,800)
     contracts
                                        -------------   -------------

                TOTAL                      $8,950,194      $8,704,978
                                        =============   =============

LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------

LIABILITIES:
    Redemptions payable                    $   42,446      $   39,739
    Administrative fees and brokerage
        commissions payable (Note 2)           13,763          13,215
                                        -------------   -------------

            Total liabilities                  56,209          52,954
                                        -------------   -------------

Minority interest                              34,881          28,942
                                        -------------   -------------

PARTNERS' CAPITAL:
    General Partner (680 and 680 Units)       131,773         126,846
    Limited Partners (45,029 and 45,539     8,727,331       8,496,236
     Units)
                                        -------------   -------------

            Total partners' capital         8,859,104       8,623,082
                                        -------------   -------------

                TOTAL                      $8,950,194      $8,704,978
                                        =============   =============

NET ASSET VALUE PER UNIT

  (Based on 45,709 and 46,219 Units
   outstanding)                               $193.82         $186.57
                                           ==========      ==========

See notes to consolidated financial statements.

                       THE GROWTH AND GUARANTEE FUND L.P.
                       ----------------------------------
                        (a Delaware limited partnership)
                         ------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                           For the three      For the three
                                            Months ended       Months ended
                                           March 31, 1996     March 31, 1995
                                          ---------------     --------------
REVENUES:
    Trading profit (loss):
      Realized:
          Options and Futures                    $ 165,075           $256,678
           U.S. Government obligations              57,894             (1,163)
     Change in unrealized:
          Options and Futures                      165,300            238,062
           U.S. Government obligations            (118,142)            65,283
                                           ---------------    ---------------

            Total trading results                  270,127            558,860
                                           ---------------    ---------------

    Interest income (Note 2):
          Options and Futures                       17,176             13,101
           U.S. Government obligations              92,745             83,840
                                           ---------------    ---------------

               Total revenues                      380,048            655,801
                                           ---------------    ---------------

EXPENSES:
    Administrative fees                             38,908             34,728
    Brokerage commissions                              738              1,462
                                           ---------------    ---------------

            Total expenses                          39,646             36,190
                                           ---------------    ---------------

NET INCOME BEFORE MINORITY INTEREST                340,402            619,611

Minority interest in income                         (5,939)                 -
                                           ---------------    ---------------

NET INCOME                                       $ 334,463           $619,611
                                           ===============    ===============

NET INCOME PER UNIT:
    Weighted average number of units
        outstanding (Note 3)                        46,055             53,107
                                                 =========           ========

Weighted average net income per unit                 $7.26             $11.67
                                                 =========           ========

See notes to consolidated financial statements.

                       THE GROWTH AND GUARANTEE FUND L.P.
                       ----------------------------------
                        (a Delaware limited partnership)
                         ------------------------------

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            -------------------------------------------------------


                                                    Limited     General
                                           Units    Partners    Partner      Total
                                           -----    --------    -------      -----
PARTNERS' CAPITAL,
  DECEMBER 31, 1994                       53,537   $7,470,426   $ 96,085  $7,566,511

Net income                                     -      611,680      7,931     619,611

Redemptions                               (1,654)    (248,289)         -    (248,289)
                                        --------   ----------   --------  ----------

PARTNERS' CAPITAL,
  MARCH 31, 1995                          51,883   $7,833,817   $104,016  $7,937,833
                                        ========   ==========   ========  ==========

PARTNERS' CAPITAL,
  DECEMBER 31, 1995                       46,219   $8,496,236   $126,846  $8,623,082

Net income                                     -      329,536      4,927     334,463

Redemptions                                 (510)     (98,441)         -     (98,441)
                                        --------   ----------   --------  ----------

PARTNERS' CAPITAL,
  MARCH 31, 1996                          45,709   $8,727,331   $131,773  $8,859,104
                                        ========   ==========   ========  ==========

See notes to consolidated financial statements.

                      THE GROWTH AND GUARANTEE FUND L.P.
                      ----------------------------------
                       (a Delaware limited partnership)
                        ------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

The Growth and Guarantee Fund L.P. (the "Partnership" or the "Fund") was organized on January 21, 1987 under the Delaware Revised Uniform Limited Partnership Act and commenced trading activities on August 5, 1987. The Growth and Guarantee Fund Trading L.P. (the "Trading Partnership") was organized on and commenced trading activities on June 1, 1995. The Partnership engages in the speculative trading of stock index futures and options, attempting to replicate the performance of the S&P 500 Stock Index while assuring that the Units do not decline in value by more than 10% over the course of any one Time Horizon (a term defined in the Limited Partnership Agreement, generally 18 months in duration). On June 1, 1995, the Partnership began trading through the Trading Partnership rather than directly. The formation of the "subsidiary" Trading Partnership has been used as a means of assuring, by isolating the necessary "reserve" assets from the risk of market loss, the 10% ceiling on the maximum loss which the Partnership can experience during a Time Horizon. Leland O'Brien Rubinstein Associates Incorporated (the "Advisor") is the trading advisor of the Trading Partnership. Merrill Lynch Investment Partners Inc. (formerly, ML Futures Investment Partners Inc.) (the "General Partner"), a wholly-owned subsidiary of Merrill Lynch Group, Inc., ("Merrill Lynch") which in turn is a wholly-owned subsidiary of Merrill Lynch & Co., Inc., is the general partner of the Partnership and the Trading Partnership, and Merrill Lynch Futures Inc. ("MLF") , also an affiliate of Merrill Lynch, is the commodity broker of the Trading Partnership. The General Partner has agreed to maintain a general partner's interest of at least 1% of the total equity interest of the Partnership and the Trading Partnership. The Partnership is the sole Limited Partner of the Trading Partnership. The General Partner and each Limited Partner share in the profits and losses of the Partnership, and the General Partner and the Partnership share in the profits and losses of the Trading Partnership, in proportion to the interest in the Partnership and the Trading Partnership owned by each.

The financial information included herein has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The statement of financial condition as of December 31, 1995 has been derived from but does not include all the disclosures contained in the audited financial statements for the year ended December 31, 1995. The information furnished includes all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations as presented, however, should not be considered indicative of the results to be expected for the entire year.

The consolidated statements include the accounts of the Trading Partnership. All related transactions and intercompany balances between the Partnership and the Trading Partnership are eliminated in consolidation.

The ownership by the General Partner in the Trading Partnership represents a minority interest when the financial results of the Trading Partnership are consolidated into those of the Partnership. The General Partner's share of the Trading Partnership's profits and losses is deducted from the Consolidated Statements of Operations, and the General Partner's interest in the Trading Partnership reduces partners' capital on the Consolidated Statements of Financial Condition and the Consolidated Statements of Changes in Partners' Capital.

Certain amounts in the prior period have been reclassified to conform to the current period presentation.

Estimates
- ---------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition
- -------------------

Commodity futures and option contracts and securities transactions are recorded on the trade date, and open contracts are reflected in the financial statements at their fair value on the last business day of the reporting period. The difference between the original contract amount and fair value is reflected in income as unrealized gain or loss. Fair value is based on quoted market prices. All commodity futures and options contracts are reflected at fair value in the financial statements.

U.S. Government Obligations
- ---------------------------

The Partnership invests a portion of its assets in U.S. Government securities. These investments are carried at fair value.

Fees
- ----

The Partnership pays a monthly administrative fee to the General Partner equal to 0.1458 of 1% of the Partnership's month-end Net Assets (a 1.75% annual rate). The General Partner pays, at no additional cost to the Partnership, ongoing quarterly fees of $0.0625 per Unit for offering and organizational costs. Prior to the change discussed under "Protected Minimum Net Asset Value," below, the General Partner also paid the following additional fees which were based on the Partnership's average month-end Net Assets: (i) monthly advisory fees to Aetna Capital Management, Inc. ("ACM") totaling, on an annual basis, 0.275 of 1% of the first $100 million and 0.125 of 1% on amounts in excess of $100 million;
(ii) monthly consulting fees to the Advisor totaling, on an annual basis,
0.04375 of 1% of the first $100 million and 0.02 of 1% on amounts in excess of $100 million; and (iii) monthly insurance premiums to The Standard Fire Insurance Company totaling, on an annual basis, 0.375 of 1%. The General Partner currently pays the consulting fees described in (ii).

The General Partner, at no additional expense to the Partnership, pays all normal ongoing administrative costs of the Partnership, such as legal, printing and accounting expenses.

Protected Minimum Net Asset Value
- ---------------------------------

The maximum permissible decrease in the Net Asset Value per Unit, as of the end of successive Time Horizons (a term defined in the Limited Partnership Agreement, generally 18 months in duration) is 10% of the Net Asset Value per unit as of the beginning of each such Time Horizon (the "Protected Minimum NAV"). The Partnership had entered into an agreement with Chase Manhattan Bank N.A. ("Chase") whereby a letter of credit issued by Chase served to ensure the Protected Minimum NAV. The letter of credit was issued in favor of State Street Bank and Trust Company of Connecticut, N.A., which served as the paying agent for the Limited Partners of the Partnership. The amounts of the letters of credit varied from time to time as a result of Units redeemed, or the occurrence of a New Profit Lock-In, as defined in the Letter of Credit and Reimbursement Agreement. The Letter of Credit expired in June 1994 and was not renewed. The Protected Minimum NAV for the Time Horizon ending November 19, 1996 is guaranteed by the U.S. Government obligations which are insulated from the risk
of trading loss by the Partnership/Trading Partnership structure.   The
Partnership will also utilize a "downside protection" strategy which is designed to maximize profits while controlling the risk of major drawdowns. Avoiding significant losses is of particular importance to the Partnership's long-term prospects for profitability due to its "downside protection" feature.

Income Taxes
- ------------

No provision for income taxes has been made in the accompanying financial statements as each partner is individually responsible for reporting income or loss based on such partner's respective share of the Partnership's income and expenses as reported for income tax purposes.

Redemptions
- -----------

A Limited Partner may require the Partnership to redeem some or all of such Limited Partner's Units at 100% of Net Asset Value as of the last business day of any month, and at 100% of actual Net Asset Value plus any amounts due under the Protected Minimum NAV as of the last business day of any month which is also the last day of a Time Horizon, upon ten days' written notice to the General Partner.

Dissolution of the Partnership
- ------------------------------

The Partnership will terminate on December 31, 2007 or at an earlier date if certain conditions occur, as well as under certain circumstances as set forth in the Limited Partnership Agreement.

2.  RELATED PARTY TRANSACTIONS

The portion of the Partnership's assets (approximately 10% to 15%) which are not held by the Partnership in U.S. Government securities is invested in the Trading Partnership. The Trading Partnership's assets are not held in U.S. Government securities deposited with MLF or its affiliate, Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S"). As a means of approximating the interest rate which would be earned by the Trading Partnership had 100% of its Net Assets on deposit with MLF been invested in 91-day Treasury bills, MLF pays the Trading Partnership interest on its account equity on deposit with MLF at a rate of 0.5 of 1% per annum below the prevailing 91-day Treasury bill rate. During the quarters ended March 31, 1996 and 1995 MLF paid the Partnership $17,176 and $13,101 of interest, respectively. Any additional economic benefit derived from possession of the Partnership's assets accrues to MLF or its affiliates.

The Partnership pays MLF brokerage commissions of $25.00 per each round-turn, which includes exchange clearing and NFA fees, on U.S. futures transactions executed by the Partnership.

3.  WEIGHTED AVERAGE UNITS

The weighted average number of Units outstanding was computed for purposes of disclosing net income per weighted average Unit. The weighted average number of Units outstanding at March 31, 1996 and 1995 equals the Units outstanding as of such date, adjusted proportionately for Units redeemed based on the respective length of time each was outstanding during the preceding period.

4.  FAIR VALUE AND OFF-BALANCE SHEET RISK

The Partnership trades futures and options on stock indices. The Partnership's revenues by reporting category for the quarter ended March 31, 1996 was as follows:

                                1996
                                ----

Interest rate                $(59,710)
Stock indices                 329,837
                          -----------

                             $270,127
                          ===========

Market Risk
- -----------

Derivative instruments involve varying degrees of off-balance sheet market risk, and changes in the level or volatility of interest rates or the S&P 500 Stock Index will result in changes in the Partnership's unrealized gain or loss on such derivative instruments as reflected in the Statements of Financial Condition as of the end of the period. The Partnership's exposure to market risk is influenced by a number of factors which affect stock index levels.

Fair Value
- ----------

The derivative instruments traded by the Trading Partnership are marked to market daily with the resulting unrealized gains or losses recorded in the Statements of Financial Condition and the related income or loss reflected in trading revenues in the Statements of Operations. The contract/notional values of open contracts as of March 31, 1996 and December 31, 1995 were as follows:

                                     1996                                    1995
                                     ----                                    ----
                     Commitment to        Commitment to      Commitment to        Commitment to
                   Purchase (Futures,    Sell (Futures,    Purchase (Futures,     Sell (Futures,
                  Options & Forwards)  Options & Forwards) Options & Forwards)  Options & Forwards)
                  ------------------   ------------------  ------------------   ------------------
Stock Indices
                        $6,790,400              --              $6,052,025                --
                     =============       =============       =============          =============

The majority of the Partnership's derivative financial instruments outstanding at March 31, 1996, mature within one year.

The contract/notional value of exchange traded and open contracts as of March 31, 1996 and December 31, 1995 were as follows (the Partnership does not trade non-exchange-traded derivative instruments):

                                     1996                                    1995
                                     ----                                    ----
                     Commitment to        Commitment to      Commitment to        Commitment to
                   Purchase (Futures,    Sell (Futures,    Purchase (Futures,     Sell (Futures,
                  Options & Forwards)  Options & Forwards) Options & Forwards)  Options & Forwards)
                  ------------------   ------------------  ------------------   ------------------
Exchange
   traded               $6,790,400               --             $6,052,025                --
                     =============       =============       =============          =============

The average fair value of the derivative instruments held or issued as of the end of each calendar month during the quarter ended March 31, 1996 and the year ended December 31, 1995 were as follows:

                                     1996                                    1995
                                     ----                                    ----
                     Commitment to        Commitment to      Commitment to        Commitment to
                   Purchase (Futures,    Sell (Futures,    Purchase (Futures,     Sell (Futures,
                  Options & Forwards)  Options & Forwards) Options & Forwards)  Options & Forwards)
                  ------------------   ------------------  ------------------   ------------------
Stock indices           $6,251,500               --              $5,341,896            $156,385
                     =============       =============        =============       =============

Credit Risk
- -----------

The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter transactions (non-exchange-traded), because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange, whereas in over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties. Margins, which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may require margin in the over-the-counter markets. The Partnership does not trade off-exchange instruments.

The contract amounts in the above tables represent the extent of the Trading Partnership's market exposure in the relevant class of derivative instruments. Because the Partnership trades only exchange-traded instruments, it has no counterparty risk. The Partnership also has credit risk because the sole broker with respect to the Partnership is MLF. At March 31, 1996 and December 31, 1995, $8,920,485 and $8,697,334 of these assets, respectively, were held in segregated accounts.

The gross unrealized gain and the net unrealized gain (loss) on open contracts as of March 31, 1996 and December 31, 1995 were as follows:

                      1996                     1995
                      ----                     ----
               Gross         Net        Gross         Net
             Unrealized  Unrealized   Unrealized  Unrealized
                Gain     Gain (Loss)     Gain     Gain (Loss)
             ----------  -----------  ----------  -----------

Exchange
   traded      $75,450     $59,500        --      $(105,800)
            ==========  ==========  ==========   ==========

The Partnership controls credit risk by dealing almost exclusively with Merrill Lynch entities as brokers and counterparties.

Item 2:  Management's Discussion and Analysis of Financial
         -------------------------------------------------
        Condition and Results of Operations
        -----------------------------------

Operational Overview: Advisor Selections
- ----------------------------------------

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

Results of Operations - General
- -------------------------------

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

    During the past 3 months of trading ending March 31, 1996, the S&P 500 Stock Index (dividends not reinvested) increased a total of 4.79%, whereas the Net Asset Value per Series A unit increased 3.88%.

Performance Summary
- -------------------

    During the first quarter of 1995, the Fund's average month-end Net Assets equalled $7,781,526, and the Fund recognized gross trading gains of $558,860 or 7.18% of such average month-end Net Assets. Brokerage commissions of $1,462 or 0.02% and Administrative expenses of $34,728 or 0.45% of average month-end Net Assets were paid. Interest income of $96,941 or 1.25% of average month-end Net Assets resulted in a net income of $619,611 or 7.96% of average month-end Net Assets, which resulted in a 8.25% increase in the Net Asset Value per Unit since December 31, 1994.

    During the first quarter of 1996, the Fund's average month-end Net Assets equalled $8,837,005, and the Fund recognized gross trading gains of $270,127 or 3.06% of such average month-end Net Assets. Brokerage commissions of $738 or 0.01% and Administrative expenses of $39,908 or 0.45% of average month-end Net Assets were paid. Interest income of $109,921 or 1.24% of average month-end Net Assets resulted in net income of $334,463 (after deduction of MLIP's "Minority Interest" in the Trading Partnership) or 3.78% of average month-end Net Assets which resulted in a 3.89% increase in the Net Asset Value per Units since December 31, 1995.

         During the first quarter of 1996 and 1995, the Fund experienced 5 profitable months and 1 unprofitable months.


 MONTH-END NET ASSET VALUE PER UNIT

           Jan.      Feb.     Mar.
           ----      ----     ----
1995       $144.95   $149.87  $152.99
1996       $192.60   $192.04  $193.82

Importance of Market Factors
- ----------------------------

    Comparisons between the Fund's performance in one fiscal year to the prior year are unlikely to be meaningful, given the uncertainty of price movements in the markets traded by the Fund.

Liquidity
- ---------

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

Capital Resources
- -----------------

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

          (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the first quarter of fiscal 1996.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            THE GROWTH AND GUARANTEE FUND L.P.



                            By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                    (General Partner)



Date:  May 13, 1996         By /s/JOHN R. FRAWLEY, JR.
                              John R. Frawley, Jr.
                              President, Chief Executive Officer
                              and Director



Date:  May 13, 1996         By /s/JAMES M. BERNARD
                              James M. Bernard
                              Chief Financial Officer,
                              Treasurer and Senior Vice President