Form 10-Q
period 1996-06-30
GROWTH & GUARANTEE FUND L P
filed 1996-08-13
CIK 812188

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1996
                               ---------------

                    OR

() TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 0-16110

                      THE GROWTH AND GUARANTEE FUND L.P.
                      ----------------------------------
                         (Exact Name of Registrant as
                           specified in its charter)

          Delaware                                     13-3407269
- -------------------------------             ---------------------------------
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


                        This document contains 9 pages.
     There are no exhibits and no exhibit index filed with this document.

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                      THE GROWTH AND GUARANTEE FUND L.P.
                      ----------------------------------
                       (a Delaware limited partnership)
                        ------------------------------

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                ----------------------------------------------

                                                                  June 30,     December 31,
                                                                   1996           1995
                                                                   ----           ----
ASSETS
- ------
Accrued Interest                                                $    5,705       $    4,940
U.S. Government obligations                                      7,266,255        6,820,462
Equity in commodity futures trading accounts:
    Cash and options premium                                     1,521,853        1,985,376
    Net unrealized gain on open contracts                          260,000         (105,800)
                                                              ------------    -------------

                TOTAL                                           $9,053,813       $8,704,978
                                                              ============    =============

LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------

LIABILITIES:
    Redemptions payable                                          $     -         $   39,739
    Administrative fees and brokerage
      commissions payable (Note 2)                                  13,907           13,215
                                                              ------------    -------------

            Total liabilities                                       13,907           52,954
                                                              ------------    -------------

Minority interest                                                   39,764           28,942
                                                              ------------    -------------

PARTNERS' CAPITAL:
    General Partner (680 and 680 Units)                            135,802          126,846
    Limited Partners (44,379 and 45,539 Units)                   8,864,340        8,496,236
                                                              ------------    -------------

            Total partners' capital                              9,000,142        8,623,082
                                                              ------------    -------------

                TOTAL                                           $9,053,813       $8,704,978
                                                              ============    =============

NET ASSET VALUE PER UNIT
  (Based on 45,059 and 46,219 Units outstanding)                   $199.74          $186.57
                                                                   =======          =======

See notes to consolidated financial statements.

                      THE GROWTH AND GUARANTEE FUND L.P.
                      ----------------------------------
                       (a Delaware limited partnership)
                        ------------------------------

                           STATEMENTS OF OPERATIONS
                           ------------------------

                                        For the three     For the three   For the six      For  the six
                                        months ended      months ended    months  ended    months ended
                                        June 30, 1996     June 30, 1995   June 30, 1996    June 30, 1995
                                        -------------     -------------   -------------    -------------
REVENUES:
  Trading profit (loss):
   Realized:
     Options and Futures                   $217,000         $398,611         $382,075       $  656,452
     U.S. Government obligations             (1,550)         (21,507)          56,344          (22,670)
  Change in unrealized:
     Options and Futures                    (11,100)         203,458          154,200          376,400
     U.S. Government obligations              2,782           85,147         (115,360)         150,430
                                       --------------   --------------   -------------- ----------------

     Total trading results                  207,132          665,709          477,259        1,160,612
                                       --------------   --------------   -------------- ----------------

  Interest income:
     Options and Futures                     16,522           12,406           33,698           25,507
     U.S. Government obligations             88,988           32,828          181,733          180,788
                                       --------------   --------------   -------------- ----------------

     Total revenues                         312,642          710,943          692,690        1,366,907
                                       --------------   --------------   -------------- ----------------

EXPENSES:
  Administrative fees                        39,232           36,058           78,140           70,786
  Brokerage commissions                         499              974            1,237            2,599
                                       --------------   --------------   -------------- ----------------

     Total expenses                          39,731           37,032           79,377           73,385
                                       --------------   --------------   -------------- ----------------

NET INCOME BEFORE
  MINORITY INTEREST                         272,911          673,911          613,313        1,293,522

  Minority interest on income                (4,884)          (1,437)         (10,823)          (1,437)
                                       --------------   ---------------  -------------- ----------------

NET INCOME                                 $268,027          $672,474        $602,490       $1,292,085
                                       ==============   ===============  ============== ================

NET INCOME PER UNIT:
  Weighted average number of units
    outstanding                              45,316            50,731          45,686           51,919
                                             =======           =======         =======          =======

  Weighted average net income per unit        $5.91            $13.26          $13.19           $24.89
                                              ======           =======         =======          =======

See notes to consolidated financial statements.

                      THE GROWTH AND GUARANTEE FUND L.P.
                      ----------------------------------
                       (a Delaware limited partnership)
                        ------------------------------

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            -------------------------------------------------------
                For the six months ended June 30, 1996 and 1995
                -----------------------------------------------

                                                         Limited        General
                                         Units          Partners        Partner           Total
                                         -----          --------        -------           -----
PARTNERS' CAPITAL,
  DECEMBER 31, 1994                      53,537        $7,470,426       $ 96,085       $7,566,511

Net income                                -             1,275,157         16,928        1,292,085

Redemptions                              (4,899)         (773,694)         -             (773,694)
                                    ------------      ------------   ------------     ------------

PARTNERS' CAPITAL,
  JUNE 30, 1995                          48,638        $7,971,889       $113,013       $8,084,902
                                    ============      ============   ============     ============

PARTNERS' CAPITAL,
  DECEMBER 31, 1995                      46,219        $8,496,236       $126,846       $8,623,082

Net income                                 -              593,534          8,956          602,490

Redemptions                              (1,160)         (225,430)         -             (225,430)
                                    ------------      ------------   ------------     ------------

PARTNERS' CAPITAL,
  JUNE 30, 1996                          45,059        $8,864,340       $135,802       $9,000,142
                                    ============      ============   ============     ============

See notes to consolidated financial statements.

                      THE GROWTH AND GUARANTEE FUND L.P.
                      ----------------------------------
                       (a Delaware limited partnership)
                        ------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The Growth and Guarantee Fund L.P. (the "Partnership") as of June 30, 1996 and the results of its operations for the six months ended June 30, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with general accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995 (the "Annual Report").


2.   RELATED PARTY TRANSACTIONS

The Partnership pays MLF brokerage commissions of $25.00 per each round-turn, which includes exchange clearing and NFA fees, on U.S. futures transactions executed by the Partnership.


3.   FAIR VALUE AND OFF-BALANCE SHEET RISK

The Partnership trades futures and options on stock indices. The Partnership's revenues by reporting category for the six months ended June 30, 1996 were as follows:

                                     1996
                                     ----
     Interest rate                 $(57,978)
     Stock indices                  535,237
                               --------------

                                   $477,259
                               ==============

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

Fair Value
- ----------

The derivative instruments traded by the Trading Partnership are marked to market daily with the resulting unrealized gains or losses recorded in the Statements of Financial Condition and the related income or loss reflected in trading revenues in the Statements of Operations. The contract/notional values of open contracts as of June 30, 1996 and December 31, 1995 were as follows:

                                  1996                                              1995
               ------------------------------------------        ----------------------------------------

                  Commitment              Commitment                 Commitment            Commitment
               Purchase (Futures,       Sell (Futures,            Purchase (Futures,      Sell (Futures,
               Options & Forwards)    Options & Forwards)        Options & Forwards)    Options & Forwards)
               -------------------    -------------------        -------------------    -------------------
     Stock
     Indices       $7,054,300                 --                       $6,052,025               --
               ===================    ===================        ===================    ===================

The majority of the Partnership's derivative financial instruments outstanding at June 30, 1996, mature within one year.

The contract/notional value of exchange traded and open contracts as of June 30, 1996 and December 31, 1995 were as follows (the Partnership does not trade non-exchange-traded derivative instruments):

                                              1996                                         1995
                              ----------------------------------------   ----------------------------------------

                                 Commitment to       Commitment to         Commitment to        Commitment to
                              Purchase  (Futures,    Sell (Futures,      Purchase (Futures,     Sell (Futures,
                              Options & Forwards)  Options & Forwards)   Options & Forwards)  Options & Forwards)
                              ------------------   ------------------    ------------------   ------------------
Exchange traded                     $7,054,300             --                  $6,052,025             --
                              ==================   ==================    ==================   ==================

The average fair value of the derivative instruments held or issued as of the end of each calendar month during the six months ended June 30, 1996 and the year ended December 31, 1995 were as follows:

                                              1996                                         1995
                              ----------------------------------------   ----------------------------------------

                                 Commitment to       Commitment to         Commitment to        Commitment to
                              Purchase  (Futures,    Sell (Futures,      Purchase (Futures,     Sell (Futures,
                              Options & Forwards)  Options & Forwards)   Options & Forwards)  Options & Forwards)
                              ------------------   ------------------    ------------------   ------------------
     Stock indices                  $6,597,888             --                  $5,341,896          $156,385
                              ==================   ==================    ==================   ==================

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

The contract amounts in the above tables represent the extent of the Trading Partnership's market exposure in the relevant class of derivative instruments. Because the Partnership trades only exchange-traded instruments, it has no counterparty risk. The Partnership also has credit risk because the sole broker with respect to the Partnership is MLF. At June 30, 1996 and December 31, 1995, $9,034,411 and $8,697,334 of these assets, respectively, were held in segregated accounts.

The gross unrealized gain and the net unrealized gain (loss) on open contracts as of June 30, 1996 and December 31, 1995 were as follows:

                                       1996                                1995
                                       ----                                ----
                             Gross               Net              Gross               Net
                           Unrealized         Unrealized        Unrealized         Unrealized
                              Gain            Gain (Loss)          Gain            Gain (Loss)
                           ----------         -----------       ----------         -----------
     Exchange traded       $74,500             $260,000             --              $(105,800)
                        ================   ================   ================   ================

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

     During the past 6 months of trading ending June 30 1996, the S&P 500 Stock Index (dividends not reinvested) increased a total of 8.04%, whereas the Net Asset Value per Series A unit increased 13.17%.

Performance Summary
- -------------------

     During the first six months of 1995, the Fund's average month-end Net Assets equalled $7,902,932 and the Fund recognized gross trading gains of $1,160,612 or 14.69% of such average month-end Net Assets. Brokerage commissions of $2,599 or .03% and Administrative expenses of $70,786 or .90% of average month-end Net Assets were paid. Interest income of $206,295 or 2.61% of average month-end Net Assets resulted in a net income of $1,292,085 (after deduction of MLIP's "Minority Interest" in the Trading Partnership) or 16.35% of average month-end Net Assets, which resulted in a 17.62% increase in the Net Asset Value per Unit since December 31, 1994.

     During the first six months of 1996, the Fund's average month-end Net Assets equalled $8,879,996 and the Fund recognized gross trading gains of $477,259 or 5.37% of such average month-end Net Assets. Brokerage commissions of $1,237 or .01% and Administrative expenses of $78,140 or .88% of average month-end Net Assets were paid. Interest income of $215,431 or 2.43% of average month-end Net Assets resulted in net income of $602,490 (after deduction of MLIP's "Minority Interest" in the Trading Partnership) or 6.78% of average month-end Net Assets which resulted in a 7.06% increase in the Net Asset Value per Units since December 31, 1995.

          During the first six months of 1996 and 1995, the Fund experienced 11 profitable months and 1 unprofitable month.

             MONTH-END NET ASSET VALUE PER UNIT
- ------------------------------------------------------------
         Jan.     Feb.     Mar.     April     May     June
- ------------------------------------------------------------
1995    $144.95  $149.87  $152.99  $157.25  $163.05  $166.23
- ------------------------------------------------------------
1996    $192.60  $192.04  $193.82  $194.68  $198.40  $199.74
- ------------------------------------------------------------

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

               (b)  Reports on Form 8-K

               There were no reports on Form 8-K filed during the first six months of fiscal 1996.

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


                                  THE GROWTH AND GUARANTEE FUND L.P.



                                  By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                          (General Partner)



Date:  August 9, 1996             By /s/JOHN R. FRAWLEY, JR.
                                     John R. Frawley, Jr.
                                     President, Chief Executive Officer
                                     and Director



Date:  August 9, 1996             By /s/JAMES M. BERNARD
                                     James M. Bernard
                                     Chief Financial Officer,
                                     Treasurer and Senior Vice President