Form 10-Q
period 1996-09-30
GROWTH & GUARANTEE FUND L P
filed 1996-11-12
CIK 812188

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1996
                               -------------------

                            OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------

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

                  c/o Merrill Lynch Investment Partners Inc.
                (formerly ML Futures Investment Partners Inc.)
            Merrill Lynch World Headquarters - South Tower, 6th Fl.
             World Financial Center New York, New York 10080-6106
             ----------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                 212-236-4161
              --------------------------------------------------
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

                        PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                      THE GROWTH AND GUARANTEE FUND L.P.
                      ----------------------------------
                       (a Delaware limited partnership)
                        ------------------------------

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                ----------------------------------------------

                                                                        September 30,         December 31,
                                                                            1996                  1995
                                                                            ----                  ----
ASSETS
------
Accrued Interest                                                             $    6,091           $    4,940
U.S. Government obligations                                                   7,273,651            6,820,462
Equity in commodity futures trading accounts:
    Cash and options premium                                                  1,568,636            1,985,376
    Net unrealized gain on open contracts                                       257,200             (105,800)
                                                                       ------------------   ------------------

                TOTAL                                                        $9,105,578           $8,704,978
                                                                       ==================   ==================

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

LIABILITIES:
    Redemptions payable                                                      $   98,615           $   39,739
    Administrative fees and brokerage
        commissions payable (Note 2)                                             14,178               13,215
                                                                       ------------------   ------------------

            Total liabilities                                                   112,793               52,954
                                                                       ------------------   ------------------

Minority interest                                                                42,345               28,942
                                                                       ------------------   ------------------

PARTNERS' CAPITAL:
    General Partner (680 and 680 Units)                                         138,529              126,846
    Limited Partners (43,248 and 45,539 Units)                                8,811,911            8,496,236
                                                                       ------------------   ------------------

            Total partners' capital                                           8,950,440            8,623,082
                                                                       ------------------   ------------------

                TOTAL                                                        $9,105,578           $8,704,978
                                                                       ==================   ==================

NET ASSET VALUE PER UNIT
  (Based on 43,928 and 46,219 Units outstanding)                                $203.75              $186.57
                                                                       ==================   ==================

See notes to consolidated financial statements.

                      THE GROWTH AND GUARANTEE FUND L.P.
                      ----------------------------------
                       (a Delaware limited partnership)
                        ------------------------------

                           STATEMENTS OF OPERATIONS
                           ------------------------

                                                For the three      For the three       For the nine       For the nine
                                                 months ended       months ended       months ended       months ended
                                                 September 30,      September 30,      September 30,      September 30,
                                                     1996               1995               1996               1995
                                                --------------     --------------      -------------      -------------
REVENUES:
    Trading (loss) profit:
      Realized:
          Options and Futures                       $(123,150)          $427,925            258,925         $1,061,708
           U.S. Government obligations                   (947)           -                   55,397            -
      Change in unrealized:
          Options and Futures                         208,800            -                  363,000            -
           U.S. Government obligations                 25,162             86,994            (90,198)           613,824
                                                --------------     --------------      -------------      -------------

            Total trading results                     109,865            514,919            587,124          1,675,532
                                                --------------     --------------      -------------      -------------

      Interest income:
       Options and Futures                             16,358            -                   50,056            -
       U.S. Government obligations                     90,121             92,507            271,854            298,801
                                                --------------     --------------      -------------      -------------

            Total revenues                            216,344            607,426            909,034          1,974,333
                                                --------------     --------------      -------------      -------------

EXPENSES:
    Administrative fees                                38,548             36,648            116,688            107,433
    Brokerage commissions                               1,025                774              2,262              3,375
                                                --------------     --------------      -------------      -------------

            Total expenses                             39,573             37,422            118,950            110,808
                                                --------------     --------------      -------------      -------------

NET INCOME BEFORE
    MINORITY INTEREST                                 176,771           $570,004            790,084         $1,863,525

    Minority interest on income                        (2,580)             6,873            (13,403)             8,310
                                                --------------     --------------      -------------      -------------

NET INCOME                                           $174,191           $563,131           $776,681         $1,855,215
                                                ==============     ==============      =============      =============

NET INCOME PER UNIT:
    Weighted average number of units
        outstanding                                    44,819             48,035             45,397             50,625
                                                       =======            =======            =======            =======

    Weighted average net income per
        Limited Partner unit and General
        Partner unit                                    $3.89             $11.72             $17.11             $36.65
                                                       =======            =======            =======            =======

See notes to consolidated financial statements.

                      THE GROWTH AND GUARANTEE FUND L.P.
                      ----------------------------------
                       (a Delaware limited partnership)
                        ------------------------------

           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
           -------------------------------------------------------
             For the nine months ended September 30, 1996 and 1995
             -----------------------------------------------------

                                                                    Limited            General
                                                Units              Partners            Partner               Total
                                                -----              --------            -------               -----
PARTNERS' CAPITAL,
  DECEMBER 31, 1994                             53,537             $7,470,426             $96,085            $7,566,511

Net income                                       -                  1,830,276              24,939             1,855,215

Redemptions                                     (6,913)            (1,122,336)              -                (1,122,336)
                                          -------------      -----------------      --------------     -----------------

PARTNERS' CAPITAL,
  SEPTEMBER 30, 1995                            46,624             $8,178,366            $121,024            $8,299,390
                                          =============      =================      ==============     =================

PARTNERS' CAPITAL,
  DECEMBER 31, 1995                             46,219             $8,496,236            $126,846            $8,623,082

Net income                                       -                    764,998              11,683               776,681

Redemptions                                     (2,291)              (449,323)              -                  (449,323)
                                          -------------      -----------------      --------------     -----------------

PARTNERS' CAPITAL,
  SEPTEMBER 30, 1996                            43,928             $8,811,911            $138,529            $8,950,440
                                          =============      =================      ==============     =================

See notes to consolidated financial statements.

                      THE GROWTH AND GUARANTEE FUND L.P.
                      ----------------------------------
                       (a Delaware limited partnership)
                        ------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The Growth and Guarantee Fund L.P. (the "Partnership" or the "Fund") as of September 30, 1996 and the results of its operations for the nine months ended September 30, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

3.  FAIR VALUE AND OFF-BALANCE SHEET RISK

The Partnership trades futures and options on stock indices. The Partnership's revenues by reporting category for the nine months ended September 30, 1996 were as follows:

                                                         1996
                                                         ----

       Interest rate                                    $(32,939)
       Stock indices                                     620,063
                                                    --------------

                                                        $587,124
                                                    ==============

Market Risk
-----------

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

Fair Value
----------

The derivative instruments traded by the Trading Partnership are marked to market daily with the resulting unrealized gains or losses recorded in the Statements of Financial Condition and the related income or loss reflected in trading revenues in the Statements of Operations. The contract/notional values of open contracts as of September 30, 1996 and December 31, 1995 were as follows:

                                       1996                                                1995
                  --------------------------------------------         ---------------------------------------------

                     Commitment to             Commitment to              Commitment to             Commitment to
                  Purchase (Futures,          Sell (Futures,           Purchase (Futures,          Sell (Futures,
                  Options & Forwards)       Options & Forwards)        Options & Forwards)       Options & Forwards)
                  -------------------       -------------------        -------------------       -------------------

        Stock
        Indices           $9,416,125                  --                       $6,052,025                  --
                    =================        ==================          =================        ==================

The majority of the Partnership's derivative financial instruments outstanding at September 30, 1996, mature within one year.

The contract/notional value of exchange traded and open contracts as of September 30, 1996 and December 31, 1995 were as follows (the Partnership does not trade non-exchange-traded derivative instruments):

                                              1996                                           1995
                            --------------------------------------------   ----------------------------------------------

                                Commitment to         Commitment to           Commitment to           Commitment to
                             Purchase (Futures,      Sell (Futures,        Purchase (Futures,        Sell (Futures,
                             Options & Forwards)   Options & Forwards)     Options & Forwards)     Options & Forwards)
                             -------------------   -------------------     -------------------     -------------------

       Exchange
          traded                     $9,416,125               --                     $6,052,025              --
                            ====================    ====================   =====================   ====================

The average fair value of the derivative instruments held or issued as of the end of each calendar month during the nine months ended September 30, 1996 and the year ended December 31, 1995 were as follows:

                                         1996                                             1995
                       -----------------------------------------      ---------------------------------------------

                          Commitment to         Commitment to            Commitment to             Commitment to
                       Purchase (Futures,      Sell (Futures,         Purchase (Futures,          Sell (Futures,
                       Options & Forwards)   Options & Forwards)      Options & Forwards)       Options & Forwards)
                       -------------------   -------------------      -------------------       -------------------

       Stock indices           $6,857,936             --                      $5,341,896                  $156,385
                       ===================   ===================      ===================       ===================

Credit Risk
-----------

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

The contract amounts in the above tables represent the extent of the Trading Partnership's market exposure in the relevant class of derivative instruments. Because the Partnership trades only exchange-traded instruments, it has no counterparty risk. The Partnership also has credit risk because the sole broker with respect to the Partnership is MLF. At September 30, 1996 and December 31, 1995, $1,825,548 and $8,697,334 of these assets, respectively, were held in segregated accounts.

The gross unrealized gain and the net unrealized gain (loss) on open contracts as of September 30,1996 and December 31, 1995 were as follows:

                                               1996                                           1995
                                               ----                                           ----
                                    Gross                    Net                    Gross                  Net
                                 Unrealized              Unrealized              Unrealized            Unrealized
                                    Gain                 Gain (Loss)                Gain               Gain (Loss)
                                 ----------              -----------             ----------            -----------

       Exchange
        traded                         $275,425                $257,200               --                     $(105,800)
                            ====================    ====================   =====================   ====================

The Partnership controls credit risk by dealing almost exclusively with Merrill Lynch entities as brokers and counterparties.

The Partnership through its normal course of business enters into various contracts with MLF acting as its commodity broker. Pursuant to the brokerage arrangement with MLF, such trading which results in receivables from and payables to MLF will be offset and reported or payable.

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

      During the past 9 months of trading ending September 30, 1996, the S&P 500 Stock Index (dividends not reinvested) increased a total of 13.49%, whereas the Net Asset Value per Series A unit increased 9.21%.

Performance Summary
-------------------
      During the first nine months of 1995, the Fund's average month-end Net Assets equalled $8,001,572 and the Fund recognized gross trading gains of $1,675,532 or 20.94% of such average month-end Net Assets. Brokerage commissions of $3,375 or .04% and Administrative expenses of $107,433 or 1.34% of average month-end Net Assets were paid. Interest income of $298,801 or 3.73% of average month-end Net Assets resulted in a net income of $1,855,215 (after deduction of MLIP's "Minority Interest $8,310" in the Trading Partnership) or 23.19% of average month-end Net Assets, which resulted in a 25.95% increase in the Net Asset Value per Unit since December 31, 1994.

      During the first nine months of 1996, the Fund's average month-end Net Assets equalled $8,809,408 and the Fund recognized gross trading gains of $587,124 or 6.66% of such average month-end Net Assets. Brokerage commissions of $2,262 or .03% and Administrative expenses of $116,688 or 1.32% of average month-end Net Assets were paid. Interest income of $321,910 or 3.65% of average month-end Net Assets resulted in net income of $776,681 (after deduction of MLIP's "Minority Interest" $13,403 in the Trading Partnership) or 8.82% of average month-end Net Assets which resulted in a 9.21% increase in the Net Asset Value per Units since December 31, 1995.

                During the first nine months of 1996 and 1995, the Fund experienced 16 profitable months and 2 unprofitable month.

                      MONTH-END NET ASSET VALUE PER UNIT

    -----------------------------------------------------------------------------------------------------
         Jan.        Feb.      Mar.       April      May       June       July       Aug.       Sept.
    -----------------------------------------------------------------------------------------------------
    1995 $144.95     $149.87   $152.99    $157.25    $163.05   $166.23    $171.58    $172.09    $178.01
    -----------------------------------------------------------------------------------------------------
    1996 $192.60     $192.04   $193.82    $194.68    $198.40   $199.74    $191.34    $193.92    $203.75
    -----------------------------------------------------------------------------------------------------

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

              (b)  Reports on Form 8-K

              There were no reports on Form 8-K filed during the first nine months of fiscal 1996.

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

                                  THE GROWTH AND GUARANTEE FUND L.P.



                                  By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                           (General Partner)






Date:  November 11, 1996          By /s/JOHN R. FRAWLEY, JR.
                                     John R. Frawley, Jr.
                                     President, Chief Executive Officer
                                     and Director





Date:  November 11, 1996          By /s/JAMES M. BERNARD
                                     James M. Bernard
                                     Chief Financial Officer,
                                     Treasurer and Senior Vice President