Form 10-K405
period 1996-12-31
GROWTH & GUARANTEE FUND L P
filed 1997-03-27
CIK 812188

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

               (x) Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the fiscal year ended:  December 31, 1996
                                      or
                 ( ) Transition Report Pursuant to Section 13
                or 15(d) of the Securities Exchange Act of 1934

                       Commission file number:  0-23240

                      THE GROWTH AND GUARANTEE FUND L.P.
                      ----------------------------------
            (Exact name of registrant as specified in its charter)

           DELAWARE                                     13-3407269
 -----------------------------                     -------------------
 (State of jurisdiction of                         (I.R.S. Employer
 incorporation or organization                     Identification No.)

                  C/O MERRILL LYNCH INVESTMENT PARTNERS INC.
                       MERRILL LYNCH WORLD HEADQUARTERS
                            WORLD FINANCIAL CENTER
               SOUTH TOWER, 6TH FLOOR, NEW YORK, NY  10080-6106
               ------------------------------------------------
                   (Address of principal executive offices)

      Registrant's telephone number, including area code:  (212) 236-4167
                                                           --------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  Limited Partnership
                                                             -------------------
                                                             Units
                                                             -----
                                                             (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X          No
                                        -----           _____

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

                      DOCUMENTS INCORPORATED BY REFERENCE

The registrant's "1996 Annual Report and Independent Auditors' Report," the annual report to security holders for the fiscal year ended December 31, 1996, is incorporated by reference into Part II, Item 8, hereof and filed as an Exhibit herewith.

                       THE GROWTH AND GUARANTEE FUND L.P.

                      ANNUAL REPORT FOR 1996 ON FORM 10-K


                               Table of Contents
                               -----------------


                                      PART I                    PAGE
                                      ------                    ----

Item 1.    Business...........................................  1

Item 2.    Properties.........................................  5

Item 3.    Legal Proceedings..................................  5

Item 4.    Submission of Matters to a Vote of Security Holders  5

                                    PART II
                                    -------

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters................................  5

Item 6.    Selected Financial Data............................  6

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations................  8

Item 8.    Financial Statements and Supplementary Data........  9

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure................  9

                                    PART III
                                    --------

Item 10.    Directors and Executive Officers of the Registrant.10

Item 11.    Executive Compensation............................ 11

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management........................................ 12

Item 13.    Certain Relationships and Related Transactions.... 12

                                    PART IV
                                    -------

Item 14.    Exhibits, Financial Statement Schedules and Reports
            on Form 8-K....................................... 13

                                     PART I

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

             The Partnership does not trade directly but rather through a subsidiary limited partnership ("the Trading Partnership"). This structure is used so as to isolate the assets used to provided the Fund's "Principal Protection" feature from the risk of trading losses.

             From the commencement of operations through June 29, 1990 (with respect to Series B Units) and September 28, 1990 (with respect of Series A Units), Aetna Capital Management ("ACM") served as the Partnership's Trading Advisor, directing the trading activities of the Partnership, using principles associated with the asset allocation strategies of LOR, which initially served as Trading Consultant. On June 29, 1990 (with respect to Series B Units) and September 28, 1990 (with respect to Series A Units), LOR assumed the additional function of Trading Advisor, replacing ACM in that capacity.

             Merrill Lynch Investment Partners Inc. (the "General Partner" or "MLIP") acts as the general partner of the Partnership. Merrill Lynch Futures Inc. (the "Commodity Broker" or "MLF") is the Partnership's commodity broker. The General Partner is a wholly-owned subsidiary of Merrill Lynch Group Inc., which in turn is a wholly-owned subsidiary of Merrill Lynch & Co., Inc. The Commodity Broker is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (ML&Co. and its affiliates are herein sometimes referred to as "Merrill Lynch").

             When the Fund began trading in respect of the Series A and Series B Units, such Series had an initial capitalization of $148,349,950 and $84,283,207, respectively. No Units of either Series were sold after the initial closing. The Series B Units ceased trading December 31, 1991. Series A Units with an aggregate Net Asset Value of $139,049,676 had been redeemed (including December 31, 1996 redemptions which were not actually paid out until January
1997) as of December 31, 1996, and the capitalization of the Fund (all attributable to Series A Units) was $9,421,523. The Net Asset Value per Series A Unit, originally $100 as of August 5, 1987, had risen to $218.46. As of December 31, 1996, the Fund had 42,447 Limited Partners.

             Through December 31, 1996, the net gain in the Net Asset Value per Series A Unit was 118.46%. The highest month-end Net Asset Value per Series A Unit through December 31, 1996 was $223.74 (November, 1996) and the lowest $87.31 (October, 1987).

         (b) Financial Information about Industry Segments:
             ---------------------------------------------

             The Partnership's business constitutes only one segment for financial reporting purposes, i.e., a speculative "commodity pool."

         (c) Narrative Description of Business:
             ---------------------------------

             GENERAL

             On June 12, 1987, the Partnership entered into an Advisory Agreement with ACM pursuant to which ACM implemented certain asset allocation strategies and directed the purchase and sale of other "Eligible Assets," as defined in the Limited Partnership Agreement. The Partnership also entered into a Consulting Agreement with LOR pursuant to which LOR, as the Partnership's Trading Consultant, made available to ACM certain licenses relating to ACM's use of LOR's trading programs.

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

          A principal feature of the Partnership is the protection against certain losses. The Limited Partnership Agreement limits the decrease of the Net Asset Value per Series A Unit at the end of a specified time period applicable to no more than 10% of the Net Asset Value per Series A Unit at the beginning of such time period (the Series B Units are no longer outstanding).

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

          The Partnership is structured so as to provide investors with protection against certain losses. The maximum permissible decrease in the Net Asset Value per Unit, as of the end of successive Time Horizons (term defined in the Limited Partnership Agreement, generally 18 months in duration) is 10% of the Net Asset Value per Unit as of the beginning of each such Time Horizon (the "Protected Minimum NAV"). At the start of its operations, the Partnership provided the assurance of investors receiving at least the protected minimum NAV through the use of the Aetna Surety Bond. However, the Surety Bond was replaced on October 2, 1990 in respect of the Series A Units by the Fund entering into an Agreement with Chase Manhattan Bank, N.A. ("Chase") whereby a letter of credit issued by Chase served to ensure the Protected Minimum NAV. The letter of credit varied from time to time as a result of Units redeemed, or the occurrence of a New Profit Lock-In, as defined in the Letter of Credit and Reimbursement Agreement. With respect to Series A, the October 2, 1990 Letter of Credit issued by Chase was amended as of December 18, 1992, a new Letter of Credit was issued, a new Protected Minimum Net Asset Value of $123.79 was established through May 31, 1994, and a new Time Horizon end date of June 30, 1994. The Letter of Credit expired in June 1994 and was not renewed.

          Series A Units began 1996 with a Protected Minimum Net Asset Value of $127.80. In order to assure this minimum value, the Fund purchases Treasury STRIPS maturing at the end of the current Time Horizon in a face amount equal to the Protected Minimum NAV. The current Time Horizon will end on April 30, 1998. These STRIPS are not subject to the risk of market losses.

          The Fund is structured to provide a "New Profits Lock-In" in the event that the NAV per series A Unit increases by 10% or more. The latest "New Profits Lock-In" was established at an NAV per Series A Unit of $210.98 on October 18, 1996.

          USE OF PROCEEDS AND INTEREST INCOME

          General.  The Fund's assets are not used to purchase or acquire any
          -------
asset but rather held as a means of providing the Fund's "principal protection" feature and as security for and to pay the Partnership's trading losses as well as any expenses and redemptions. The Partnership's assets are generally available to earn interest, as more fully described below under "- Available Assets."

          Market Sectors.  The Partnership trades in one market sector, the S&P
          --------------
stock index futures markets. As the Fund's objective is to replicate the positive return on the S&P 500 Index while also providing Downside Protection, it is a non-diversified investment focused exclusively on the S&P 500 futures contract.

          Market Types.  The Fund trades exclusively on the Chicago Mercantile
          ------------
Exchange, on which the S&P 500 futures contract is traded.

          Custody of Assets.  All of the Fund's assets are currently held in
          -----------------
customer accounts at Merrill Lynch or in bank accounts opened in the name of the Fund.

          STRIPS.  In order to provide its "principal protection" feature of
          ------
assuring investors will not lose more than 10% of the value of their respective investments over the course of any 18 month Time Horizon, the Fund invests approximately 80% of its assets in Treasury STRIPS (effectively zero coupon bonds) maturing at the end of the Time Horizon in a principal amount sufficient to assure the Protected Minimum Net Asset Value per Series A Unit.

          Available Assets.  In addition to the STRIPS held by it to provide its
          ----------------
"principal protection" feature, the Fund earns interest, as described below, on its "Available Assets," which can be generally described as the cash actually held by the Fund or invested in short-term Treasury bills. Available Assets are held in U.S. dollars and are comprised of the following: (a) the Fund's cash balance in the offset accounts (as described below) - which includes "open trade equity" (unrealized gains and losses on open positions) on the Fund's S&P 500 Stock Index futures contracts, which is paid into or out of the Fund's account on a daily basis; and (b) short-term Treasury bills purchased by the Fund.

          Interest income, once accrued by the Fund, is subject to the risk of trading losses.

          Interest Earned on the Fund's Available Assets.  The Fund's Available
          ----------------------------------------------
Assets (which for purposes of this description do not include the STRIPS held by the Fund so as to assure the Protected Minimum Net Asset Value per Series A Unit as of the end of each Time Horizon) are held in cash in offset accounts and in short-term Treasury bills purchased from dealers unaffiliated with Merrill Lynch. Offset accounts are non-interest bearing demand deposit accounts maintained with banks unaffiliated with Merrill Lynch. An integral feature of the offset arrangements is that the participating banks specifically acknowledge that the offset accounts are MLF customer accounts, not subject to any Merrill Lynch liability.

          MLF credits the Partnership, as of the end of each month, with interest at the effective daily 91-day Treasury bill rate on the average daily Available Assets held in the offset accounts during such month. The Fund receives all the interest paid on the short-term Treasury bills in which it invests.

          The use of the offset account arrangements for the Partnership's Available Assets may be discontinued by Merrill Lynch whether or not Merrill Lynch otherwise continues to maintain its offset arrangements. The offset arrangements are dependent on the banks' continued willingness to make overnight credits available to Merrill Lynch, which, in turn, is dependent on the credit standing of ML&Co. If Merrill Lynch were to determine that the offset arrangements had ceased to be practicable (either because ML&Co. credit lines at participating banks were exhausted or for any other reason), Merrill Lynch would thereafter attempt to invest all of the Fund's Available Assets to the maximum practicable extent in short-term Treasury bills. All interest earned on the Available Assets so invested would be paid to the Fund, but MLIP would expect the amount of such interest to be less than that available to the Fund under the offset account arrangements. The remaining Available Assets of the Fund would be kept in cash to meet variation margin payments and pay expenses, but would not earn interest for the Fund.

          The banks at which the offset accounts are maintained make available to Merrill Lynch interest-free overnight credits, loans or overdrafts in the amount of the Fund's Available Assets held in the offset accounts, charging Merrill Lynch a small fee for this service. The economic benefits derived by Merrill Lynch - net of the interest credits paid to the Fund and the fee paid to the offset banks - from the offset accounts have not exceeded 3/4 of 1% per annum of the Fund's average daily Available Assets held in the offset accounts. These revenues to Merrill Lynch are in addition to the Brokerage Commissions paid by the Fund to MLF.

          Having the Fund (and the other MLF clients using the F/X Desk) trade through the F/X Desk on the basis of MLF's credit lines permits the F/X Desk to access a wide range of counterparties without the need of such counterparties evaluating the individual credit of the Fund (or any other MLF client).

          CHARGES

          The following table summarizes the charges incurred by the Fund during 1994, 1995 and 1996.

                                1994                    1995                     1996
                                ----                                             ----
                        ---------------------    ---------------------    ---------------------
                                 % OF AVERAGE             % OF AVERAGE             % OF AVERAGE
                        DOLLAR     MONTH-END     DOLLAR     MONTH-END     DOLLAR     MONTH-END
   COST                 AMOUNT    NET ASSETS     AMOUNT    NET ASSETS     AMOUNT    NET ASSETS
   ----                 -------  ------------    -------  ------------    -------  ------------
Brokerage Commissions  $  8,247       0.11%      $ 4,225       0.05%      $ 2,938      0.03%
                       --------       ----                                --------     ----
Administrative Fees     142,881       1.84       144,696       1.78        158,330     1.77
                       --------       ----       -------       ----       --------     ----
   Total               $151,128       1.95%      148,921       1.83%      $161,268     1.80%
                       ========       ====       =======       ====       ========     ====

                          ----------------------------

          The foregoing table does not reflect the benefits which may be derived by Merrill Lynch from the deposit of certain of the Fund's available assets (other than STRIPS which provides the Fund's "Principal Protection feature") in offset accounts. See Item 1(c), "Narative Description of Business, --Use of Proceeds and Interest Income."

          The Fund's average month-end Net Assets during 1994, 1995 and 1996 equaled $7,755,028, $8,107,763 and $8,948,805, respectively.

          During 1994, 1995 and 1996, the Fund earned $355,496, $407,304 and
$453,093 in interest income, or approximately 4.58%, 5.02% and 5.06% of the Fund's average month-end Net Assets.

                         -----------------------------


RECIPIENT      NATURE OF PAYMENT        AMOUNT OF PAYMENT
---------      -----------------        -----------------
MLF            Brokerage Commissions    A round turn rate of $25, which includes
                                        exchange, clearing and NFA fees

MLF            Use of Fund assets       Merrill Lynch may derive an economic
                                        benefit from the deposit of certain of
                                        the Fund's Available Assets in offset
                                        accounts; such benefit to date has not
                                        exceeded 3/4 of 1% of such average daily
                                        Available Assets.

Third Parties  Administrative Expenses  As incurred.

MLF; Others    Extraordinary expenses   Actual costs incurred; none paid to
                                        date, and expected to be negligible.

                              ----------------------

          REGULATION

          The General Partner, LOR and the Commodity Broker are each subject to regulation by the Commodity Futures Trading Commission and the National Futures Association. The Partnership itself is generally not subject to regulation by the Securities and Exchange Commission. However, MLIP itself is registered as an "investment adviser" under the Investment Advisers Act of 1940.

          (i) through (xii) - not applicable.

          (xiii)  The Partnership has no employees.

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

          The Partnership's only place of business is the place of business of the General Partner (see Item 10 herein). The General Partner performs all administrative services for the Partnership from the General Partner's offices.

ITEM 3:   LEGAL PROCEEDINGS
          -----------------

          There are no pending legal proceedings to which the Partnership or the General Partner is a party.

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

                                    PART II

ITEM 5:   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
          ---------------------------------------------------------------------

          (a)  Market Information:
               ------------------

               There is no established public trading market for the Units, nor will one develop. Rather, Limited Partners may redeem Units as of the end of each month at Net Asset Value, Units redeemed prior to the end of the current Time Horizon are not assured of any minimum Net Asset Value per Unit by the Partnership's "principal protection" feature.

          (b)  Holders:
               -------

               As of December 31, 1996, there were 486 holders of Units, including the General Partner and the Trading Advisors.

          (c)  Dividends:
               ---------

               The Partnership has made no distributions since trading commenced, nor does the General Partner presently intend to make any distributions in the future.

ITEM 6:   SELECTED FINANCIAL DATA
          -----------------------

          The following selected financial data has been derived from the audited financial statements of the Partnership.

INCOME STATEMENT DATA                          1996         1995         1994         1993         1992
---------------------                      -----------  -----------  -----------  -----------  -----------

Revenues:
Realized:
   Trading Profits (Loss)
      Options and futures                   1,204,850    2,323,415     (327,699)     376,880      547,215
      U.S. Government obligations              21,267       51,234        3,471        5,627       59,239
                                           ----------   ----------   ----------   ----------   ----------
Change in Unrealized:
      Options and futures                     (30,625)    (510,976)      49,200     (122,200)    (436,750)
      U.S. Government obligations             (34,071)     143,640     (122,603)      34,726     (195,643)
                                           ----------   ----------   ----------   ----------   ----------

         Total Trading Results              1,161,421    2,007,313     (397,631)     295,033      (25,939)

Interest Income                               453,093      407,304      355,496      353,974      545,896
                                           ----------   ----------   ----------   ----------   ----------

         Total Revenues                     1,614,514    2,414,617      (42,135)     649,007      519,957
                                           ----------   ----------   ----------   ----------   ----------

Expenses:

   Brokerage Commissions                        2,938        4,225        8,247        9,891       12,382
   Administrative Fees                        158,330      144,696      142,881      164,052      177,764
                                           ----------   ----------   ----------   ----------   ----------

        Total Expenses                        161,268      148,921      151,128      173,943      190,146
                                           ----------   ----------   ----------   ----------   ----------
        Income before Minority Interest     1,453,246    2,265,696     (193,263)     475,064      329,811
       Minority Interest in Income            (28,850)     (12,942)         ---          ---          ---
                                           ----------   ----------   ----------   ----------   ----------
      Net Income (Loss)                    $1,424,396    2,252,754     (193,263)     475,064      329,811
                                           ==========   ==========   ==========   ==========   ==========

BALANCE SHEET DATA                            1996         1995         1994         1993         1992
                                           ----------   ----------   ----------   ----------   ----------

Fund Net Asset Value                       $9,421,523   $8,623,082   $7,566,511   $8,748,614   $9,733,691
Net Asset Value per Series A Unit             $218.46      $186.57      $141.33      $144.72      $137.57


-----------------------------------------------------------------------------------------------------
                            MONTH-END NET ASSET VALUE PER SERIES A UNIT
-----------------------------------------------------------------------------------------------------
        Jan.    Feb.    Mar.    Apr.   May     June    July     Aug.  Sept.    Oct.    Nov.    Dec.
-----------------------------------------------------------------------------------------------------
1992  $130.05 $131.23 $128.41 $131.52 $131.34 $129.61 $133.37 $130.67 $131.81 $131.61 $135.24 $137.57
1993  $138.74 $140.38 $141.95 $138.85 $141.07 $140.99 $140.50 $144.51 $142.22 $144.75 $143.30 $144.72
1994  $148.74 $144.86 $140.67 $140.72 $142.00 $138.44 $142.06 $146.14 $142.90 $145.19 $140.21 $141.33
1995  $144.95 $149.87 $152.99 $157.25 $163.05 $166.23 $171.58 $172.09 $178.01 $177.64 $184.56 $186.57
1996  $192.60 $192.04 $193.82 $194.68 $198.40 $199.74 $191.34 $193.92 $203.75 $210.32 $223.74 $218.46

                                      -6-


Pursuant to CFTC policy, monthly performance is presented from January 1, 1992, even though the Units were outstanding prior to such date.

                       THE GROWTH AND GUARANTEE FUND L.P.
                               December 31, 1996

   Type of Pool:  Single-Advisor/Publicly-Offered/"Principal Protected"/(1)/
                      Inception of Trading:  August 5, 1987
                   Aggregate Subscriptions:    $148,349,450
                     Current Capitalization:   $9,421,523
                 Worst Monthly Drawdown/(2)/:  (4.21)%  (7/96)
          Worst Peak-to-Valley Drawdown/(3)/:  (6.93)%  (2/94 - 6/94)
                                 _____________

        Net Asset Value per Series A Unit, December 31, 1996:   $218.46

-------------------------------------------------------------
                       Monthly Rates of Returns/(4)/
-------------------------------------------------------------
Month             1996     1995     1994     1993     1992
-------------------------------------------------------------
January           3.23%    2.56%    2.77%    0.85%    (1.92)%
February         (0.29)    3.40    (2.61)    1.19      0.91
March             0.93     2.08    (2.89)    1.12     (2.15)
April             0.45     2.78     0.03    (2.19)     2.42
May               1.91     3.69     0.91     1.60     (0.14)
June              0.67     1.95    (2.51)   (0.06)    (1.32)
July             (4.21)    3.22     2.61    (0.67)     2.90
August            1.35     0.30     2.88     3.19     (2.02)
September         5.07     3.44    (2.22)   (1.59)     0.87
October           3.22    (0.20)    1.61     1.78     (0.14)
November          6.38     3.89    (3.43)   (1.00)     2.76
December         (2.36)    1.09     0.80     0.99      1.72
Compound Annual
  Rate of Return 17.09%   32.01%   (2.34)%   5.20%     3.75%
-------------------------------------------------------------

          (1) Certain funds, including other funds sponsored by MLIP, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount as of a date certain in the future. The CFTC refers to such funds as "principal protected." The Partnership provides its "principal protection" feature through the purchase of STRIPS which matures as of the end of each Time Horizon in an amount equal to 90% of the Partnership's capitalization as of the beginning of such Time Horizon.

          (2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since January 1, 1992 by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

          (3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since January 1, 1992 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equalled or exceeded as of a subsequent month-end. For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

          (4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total equity of the Fund as of the beginning of such month.

ITEM 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
RESULTS OF OPERATION
--------------------

          RESULTS OF OPERATIONS -

          GENERAL

          The Fund is materially different from most other futures funds in that it does not attempt to achieve speculative profits from taking long or short positions in a variety of markets. Rather, the Fund's objective is to capture a substantial portion of significant upside movements in the S&P 500 Stock Index (dividends not reinvested) while providing the protection of a maximum loss which can be incurred during any 18 month Time Horizon. The Fund's ability to capture upside S&P 500 Stock Index movements is based on a call options strategy, and is path dependent - i.e., the extent to which the Fund is able to capture upside movements in the S&P 500 depends on the patterns in which such movements occur. For example, if the S&P 500 increased during a Time Horizon by a total of 25% but did so after incurring a 15% drop, it is likely the Fund would recognize little or none of the upward movement, because it would have lost all that it had available to lose during the Time Horizon in question during the course of the 15% drop.

          During the past 36 months of trading ending December 31, 1996, the S&P 500 Stock Index (dividends not reinvested) increased a total of 41.36%, whereas the Net Asset Value per Series A unit increased 35.62%.

          PERFORMANCE SUMMARY

          The Fund's performance is dependent upon upward movements in the S&P Stock Index, which the Fund attempts to capture through taking long position in the S&P Stock Index Futures Contract. During 1994, the Fund's average month-end Net Assets equalled $7,755,028, and the Fund recognized gross trading losses of $397,632 or 5.13% of such average month-end Net Assets. Brokerage commissions of $8,247 or 0.11% and Administrative expenses of $142,881 or 1.84% of average month-end Net Assets were paid. Interest income of $355,496 or 4.58% of average month-end Net Assets resulted in a net loss of $193,263 or 2.49% of average month-end Net Assets, which resulted in a 2.34% decrease in the Net Asset Value per Unit.

          During 1995, the Fund's average month-end Net Assets equalled $8,107,763, and the Fund recognized gross trading gains of $2,007,313 or 24.76% of such average month-end Net Assets. Brokerage commissions of $4,225 or 0.05% and Administrative expenses of $144,696 or 1.78% of average month-end Net Assets were paid. Interest income of $407,304 or 5.02% of average month-end Net Assets resulted in net income of $2,252,754 (after deduction of MLIP's Minority Interest in the Trading Partnership) or 27.79% of average month-end Net Assets which resulted in a 32.01% increase in the overall Net Asset Value of the Fund.

          During 1996, the Fund's average month-end Net Assets equalled $8,948,805, and the Fund recognized gross trading gains of $1,161,421 or 12.98% of such average month-end Net Assets. Brokerage commissions of $2,938 or 0.03% and Administrative expenses of $158,330 or 1.77% of average month-end Net Assets were paid. Interest income of $453,093 or 5.06% of average month-end Net Assets resulted in net income of $1,424,396 (after deduction of MLIP's Minority Interest in the Trading Partnership) or 15.92% of average month-end Net Assets, which resulted in a 17.09% increase in the Net Asset Value per Unit.

          IMPORTANCE OF MARKET FACTORS

          The performance of the Fund is dependent on the performance of the S&P 500 Stock Index Futures Contract. The Fund's trading strategy involves taking "long only" positions in this Contract, attempting to capture substantially all of any upward movement in the S&P 500 Stock Index, while providing the "downside protection" of assuring investors that they cannot lose more than 10% of the capital during any 18-month Time Horizon. The Fund's ability to achieve this objective is, however, "path dependent." Given different patterns of S&P 500 Stock Index movements during a Time Horizon, the Fund could capture all, most, or very little of the cumulative gain in the Index over a Time Horizon. Volatile S&P 500 markets are likely to minimize or reduce the percentage of any cumulative gain reflected in the performance of the Fund, as the Fund would be continually acquiring and liquidating S&P positions in response to fluctuating S&P 500 Index levels. On the other hand, in the case of a strongly upward trending S&P Index, the Fund would be likely to capture substantantly all of the cumulate gain in the Index over a Time Horizon. Comparisons between the Fund's performance in any given fiscal year to that in the prior fiscal year are no more, or less, meaningful than a comparison between S&P 500 Stock Index movements which took into account both the overall increase or decrease in the Index over the period and the pattern of price movements which resulted in such increase or decrease.

          LIQUIDITY

          A significant portion of the Partnership's asset assets were held in U.S. Treasury STRIPS which, in turn, generate the protected minimum Net Asset Value. The U.S. STRIPS are highly liquid but are acquired by the Fund on a buy-and-hold basis for the course of a Time Horizon, except to the extent liquidated to fund a portion of redemptions. A portion of the Partnership's assets are also held as cash which, in turn, is used to margin its stock index futures positions and is withdrawn, as necessary, to pay a portion of redemptions and fees.

          The S&P 500 stock index futures contracts in which the Partnership trades may become illiquid under certain market conditions. Stock index futures contracts in the U.S. are subject to "circuit breakers" which require the suspension of trading after certain market movements. However, these "circuit breakers" have rarely been "triggered," and because the Fund buys rather than sells options, it is generally not exposed to risk of not being able to close out positions against which the market is moving as a result of illiquidity.

          The Partnership does not have, nor does it expect to have, any capital assets and has no material commitments for capital expenditures. The Partnership uses its assets to (i) assure the investors the protected minimum Net Asset Values as of the end of the Time Horizons and (ii) supply the necessary margin or premiums for, and to pay any losses incurred in connection with, its trading activity and to pay redemptions and fees. Inflation is not a significant factor in the Fund's profitability although inflationary cycles can give rise to the stock index futures markets in which the Funds trades exclusively. The Fund cannot be profitable during a Time Horizon unless the S&P 500 Stock Index market rises.

ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

          The financial statements required by this Item are included in Exhibit 13.01.

          The supplementary financial information ("selected quarterly financial data" and "information about oil and gas producing activities") specified by
Item 302 of Regulation S-K is not applicable.

ITEM 9:   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

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


                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

          (a,b)    Identification of Directors and Executive Officers:
                   --------------------------------------------------

                   As a limited partnership, the Partnership itself has no officers or directors and is managed by the General Partner. Trading decisions are made by the Trading Advisors on behalf of the Partnership.

                   The principal officers of MLIP and their business backgrounds are as follows.

           John R. Frawley, Jr. Chief Executive Officer, President
                                and Director

           James M. Bernard     Chief Financial Officer,
                                Senior Vice President and Treasurer

           Jeffrey F. Chandor   Senior Vice President, Director of
                                Sales, Marketing and Research and Director

           Allen N. Jones       Chairman and Director

           Steven B. Olgin      Vice President, Secretary and Director
                                of Administration

          John R. Frawley, Jr. was born in 1943. Mr. Frawley is Chief Executive Officer, President and a Director of MLIP as well as Co-Chairman of MLF. He joined Merrill Lynch, Pierce, Fenner & Smith ("MLPF&S") in 1966 and has served in various positions, including Retail and Institutional Sales, Manager of New York Institutional Sales, Director of Institutional Marketing, Senior Vice President of Merrill Lynch Capital Markets, and Director of International Institutional Sales. Mr. Frawley holds a Bachelor of Science degree from Canisius College. Mr. Frawley served on the CFTC's

Regulatory Coordination Advisory Committee from its inception in 1990 through its dissolution in 1994. Mr. Frawley is currently a member of the CFTC's Financial Products Advisory Committee. In January 1996, he was re-elected to a one-year term as Chairman of the Managed Futures Association, the national trade association of the United States managed futures industry. Mr. Frawley is also a Director of that organization, and a Director of the Futures Industry Institute. Mr. Frawley also currently serves on a panel created by the Chicago Mercantile Exchange and The Board of Trade of the City of Chicago to study cooperative efforts related to electronic trading, common clearing and the issues regarding a potential merger.

     James M. Bernard was born in 1950. Mr. Bernard is Chief Financial Officer, Senior Vice President and Treasurer of MLIP. He joined MLF in 1983. Before that he was the Commodity Controller for Nabisco Brands Inc. from November 1976 to 1982 and a Supervisor at Ernst & Whinney from 1972 to November 1976. Mr. Bernard is a member of the American Institute of Certified Public Accountants and holds a Bachelor of Science degree from St. John's University and a Master of Business Administration degree from Fordham University.

     Jeffrey F. Chandor was born in 1942. Mr. Chandor is Senior Vice President, the Director of Sales, Marketing and Research and a Director of MLIP. He joined MLPF&S in 1971 and has served as the Product Manager of Equity, Derivative Products and Mortgage-Backed Securities as well as Managing Director of International Sales in the United States, and Managing Director of Sales in Europe. Mr. Chandor holds a Bachelor of Arts degree from Trinity College, Hartford, Connecticut.

     Allen N. Jones was born in 1942. Mr. Jones is Chairman and a Director of MLIP. Mr. Jones graduated from the University of Arkansas with a Bachelor of Science, Business Administration degree in 1964. Since June 1992, Mr. Jones has held the position of Senior Vice President of MLPF&S. From June 1992 through February 1994, Mr. Jones was the President and Chief Executive Officer of Merrill Lynch Insurance Group, Inc. ("MLIG") and remains on the Board of Directors of MLIG and its subsidiary companies. In February 1994, Mr. Jones became the Director of Individual Financial Services of the Merrill Lynch Private Client Group. From January 1992 to June 1992, he held the position of First Vice President of MLPF&S. From January 1990 to June 1992, he held the position of District Director of MLPF&S. Before January 1990, he held the position of Senior Regional Vice President of MLPF&S.

     Steven B. Olgin was born in 1960. Mr. Olgin is Vice President, Secretary and the Director of Administration of MLIP. He joined MLIP in July 1994 and became a Vice President in July 1995. From 1986 until July 1994, Mr. Olgin was an associate of the law firm of Sidley & Austin. In 1982, Mr. Olgin graduated from The American University with a Bachelor of Science degree in Business Administration and a Bachelor of Arts degree in Economics. In 1986, he received his Juris Doctor degree from The John Marshall Law School. Mr. Olgin is a member of the Managed Futures Association's Government Relations Committee and has served as an arbitrator for the NFA.

     At its December 1996 Board of Directors meeting, MLIP formed a Finance Committee composed of representatives of several different operating and administrative units at Merrill Lynch to oversee the financial controls and accounting procedures implemented by MLIP. The Finance Committee will meet periodically to review MLIP's financial reporting, monitoring and record keeping, as well as all proposed changes - other than the selection of Advisors
- affecting the operations of the Fund.

     As of December 31, 1996, the principals of MLIP had no investment in the Fund, and MLIP's general partner interest in the Fund was valued at $148,552.

     MLIP acts as general partner to thirteen public futures funds whose units of limited partnership interest are registered under the Securities Exchange Act of 1934: The Futures Expansion Fund Limited Partnership, ML Futures Investments L.P., ML Futures Investments II L.P., John W. Henry & Co./Millburn L.P., The S.E.C.T.O.R. Strategy Fund(SM) L.P., The SECTOR Strategy Fund(SM) II L.P., The SECTOR Strategy Fund(SM) IV L.P., The SECTOR Strategy Fund(SM) V L.P., The SECTOR Strategy Fund(SM) VI L.P., ML Global Horizons L.P., ML Principal Protection L.P. (formerly, ML Principal Protection Plus L.P.), ML JWH Strategic Allocation Fund L.P. and the Fund. Because MLIP serves as the sole general partner of each of these funds, the officers and directors of MLIP effectively manage them as officers and directors of such funds.

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

ITEM 11:  EXECUTIVE COMPENSATION
          ----------------------

          The officers of the General Partner are remunerated in their respective positions. The Partnership does not itself have any officers, directors or employees. The Partnership pays Brokerage Commissions to an affiliate of the General Partner. The General Partner or its affiliates may also receive certain economic benefits from holding certain of the Fund's dollar Available Assets in offset accounts, as described in Item 1(c) above. The directors and officers receive no "other compensation" from the Partnership, and the directors receive no compensation for serving as directors of the General Partner. There are no compensation plans or arrangements relating to a change in control of either the Partnership or the General Partner.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

          (a) Security Ownership of Certain Beneficial Owners:
              -----------------------------------------------

              As of December 31, 1996, no person or "group" is known to be or have been the beneficial owner of more than five percent of the Units. All of the Partnership's units of general partnership interest are owned by the General Partner.

          (b) Security Ownership of Management:
              --------------------------------

              As of December 31, 1996, the General Partner owned 680 Units (unit-equivalent general partnership interests), which was less than 2% of the total Units outstanding.

          (c) Changes in Control:
              ------------------

              None.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

          (a) Transactions with Management and Others:
              ---------------------------------------

              The General Partner acts as administrative and trading manager of the Fund. The General Partner provides all normal ongoing administrative functions of the Partnership, such as accounting, legal and printing services. The General Partner, which receives the Administrative Fees, pays all expenses relating to such services.

      (b) Certain Business Relationships:
      ------------------------------

          MLF, an affiliate of the General Partner, acts as the principal commodity broker for the Partnership.

          In 1996 the Partnership paid: (i) Brokerage Commissions of $2,938 to the Commodity Broker, and (ii) Administrative Fees of $158,330 to the General Partner, which included $28,380 in consulting and advisory fees paid by the Commodity Broker to the Trading Advisors. In addition, MLIP and its affiliates may have derived certain economic benefits from maintaining a portion of the Fund's assets in "offset accounts," as described under Item 1(c), "Narrative Description of Business - Use of Proceeds and Interest Income - Interest Earned on the Fund's U.S. Dollar Available Assets" and "Executive Compensation" herein.

          See Item 1(c), "Narrative Description of Business - Charges" and " - Description of Current Charges" for a discussion of other business dealings between MLIP affiliates and the Partnership.

          (c) Indebtedness of Management:
              --------------------------

              The Partnership is prohibited from making any loans, to management or otherwise.

          (d) Transactions with Promoters:
              ---------------------------

              Not applicable.


                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

          (a)1.  Financial Statements (found in Exhibit 13.01):                      Page
                 ---------------------------------------------                       ----
                 Independent Auditors' Report                                         1

                 Consolidated Statements of Financial Condition as of
                 December 31, 1996 and 1995                                           2

                 For the years ended December 31, 1996 (consolidated),
                 1995 (consolidated) and 1994
                      Statements of Operations                                        3
                      Statements of Changes in Partners' Capital                      4

                 Notes to Financial Statements                                        5-10

          (a)2. Financial Statement Schedules:
                -----------------------------

                Financial statement schedules not included in this Form 10-K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial statements or notes thereto.

     (a)3.  Exhibits:
            --------

            The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation          Description
-----------          -----------
3.02                 Amended and Restated Limited Partnership Agreement of the
                     Partnership.

Exhibit 3.02:        Is incorporated herein by reference from Exhibit 3.01
------------
                     contained in Amendment No. 2 (as Exhibit A) to the
                     Registration Statement (File No. 33-13175) filed on June
                     10, 1987, on Form S-1 under the Securities Act of 1933 (the
                     "Registrant's Registration Statement").

3.04 Amended and Restated Certificate of Limited Partnership of the Partnership, dated July 27, 1995.

Exhibit 3.04         Is incorporated by reference from Exhibit 3.04
------------
                     contained in the Registrant's report on Form 10-Q for the
                     Quarter Ended June 30, 1995.

3.05                 Certificate of Limited Partnership of the Trading
                     Partnership dated June 24, 1994.

Exhibit 3.05         Is filed herewith.
------------

10.01(c)             Form of Advisory Agreement between the Partnership, Merrill
                     Lynch Investment Partners Inc., Merrill Lynch Futures Inc.
                     and each Trading Advisor.

Exhibit 10.01(c):    Is incorporated by reference from Exhibit
----------------
                     10.01(c) contained in the Registrant's report on Form 10-Q for the Quarter Ended June 30, 1995.

10.02 Form of Consulting Agreement between each the Partnership and Merrill Lynch Futures Inc.

Exhibit 10.02:       Is incorporated herein by reference from Exhibit
-------------
                     10.02 contained in the Registrant's Registration Statement.

10.04                Form of Customer Agreement between the Partnership and
                     Merrill Lynch Futures Inc.

Exhibit 10.04:       Is incorporated herein by reference from Exhibit
-------------
                     10.04 contained in the Registrant's Registration Statement.

13.01                1996 Annual Report and Independent Auditors' Report.

Exhibit 13.01:       Is filed herewith.
-------------

28.01                Prospectus of the Partnership dated June 12, 1987.

Exhibit 28.01:       Is incorporated by reference as filed with the
-------------
                     Securities and Exchange Commission pursuant to Rule 424
                     under the Securities Act of 1933, on June 12, 1987.

     (b)  Report on Form 8-K:
          ------------------

          No reports on Form 8-K were filed during the fourth quarter of 1996.

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

                              THE GROWTH AND GUARANTEE FUND L.P.

                              By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                   General Partner

                              By: /s/ John R. Frawley, Jr.
                                  ------------------------
                                  John R. Frawley, Jr.
                                  President, Chief Executive Officer and
                                    Director (Principal Executive Officer)


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 14, 1997 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature                   Title                                                    Date
---------                   -----                                                    ----

/s/ John R. Frawley, Jr.    President and Chief Executive Officer and Director       March 14, 1997
--------------------------
John R. Frawley, Jr.

/s/ James M. Bernard        Chief Financial Officer, Treasurer (Principal Financial  March 14, 1997
--------------------------  and Accounting Officer) and Senior Vice President
James M. Bernard

/s/ Jeffrey F. Chandor      Senior Vice President and Director of Sales,             March 14, 1997
--------------------------  Marketing and Research, and Director
Jeffrey F. Chandor

/s/ Allen N. Jones          Director                                                 March 14, 1997
--------------------------
Allen N. Jones


(Being the principal executive officer, the principal financial and accounting officer and a majority of the directors of Merrill Lynch Investment Partners Inc.)

MERRILL LYNCH INVESTMENT     General Partner of Registrant                           March 14, 1997
 PARTNERS INC.

By: /s/ John R. Frawley, Jr.
    ----------------------------
    John R. Frawley, Jr.

                       THE GROWTH AND GUARANTEE FUND L.P.

                                 1996 FORM 10-K

                               INDEX TO EXHIBITS
                               -----------------

                  Exhibit
                  -------
Exhibit 3.05      Certificate of Limited Partnership of the Trading
------------      Partnership dated June 24, 1994.

Exhibit 13.01     1996 Annual Report and Independent Auditors' Report

                To the best of the knowledge and belief of the
                   undersigned, the information contained in
                     this report is accurate and complete.



                               James M. Bernard
                            Chief Financial Officer
                    Merrill Lynch Investment Partners Inc.
                              General Partner of
                      THE GROWTH AND GUARANTEE FUND L.P.