Form 10-Q
period 1997-03-31
GROWTH & GUARANTEE FUND L P
filed 1997-05-14
CIK 812188

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1997
                               ----------------

                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from      to
                               ----    ----

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

                        PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                      THE GROWTH AND GUARANTEE FUND L.P.
                      ----------------------------------
                       (a Delaware limited partnership)
                        ------------------------------

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                ----------------------------------------------

                                           March 31,   December 31,
                                             1997          1996
                                             ----          ----
ASSETS
------
Accrued interest                          $    7,467   $      8,352
U.S. Government obligations                8,010,821      7,628,080
Equity in commodity futures trading
 accounts:
    Cash and options premium               1,952,739      2,042,087
    Net unrealized profit on open
     contracts                              (658,775)      (136,425)
                                          -----------  -------------

                TOTAL                     $9,312,252   $  9,542,094
                                          ===========  =============

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

LIABILITIES:
    Redemptions payable                   $   31,935   $     48,061
    Administrative fees and brokerage
        commissions payable                   14,234         14,718
                                          -----------  -------------

            Total liabilities                 46,169         62,779
                                          -----------  -------------

Minority interest                             56,233         57,792
                                          -----------  -------------

PARTNERS' CAPITAL:
    General Partner (680 and 680 Units)      150,803        148,552
    Limited Partners (40,849 and 42,447
     Units)                                9,059,047      9,272,971
                                          -----------  -------------

            Total partners' capital        9,209,850      9,421,523
                                          -----------  -------------

                TOTAL                     $9,312,252   $  9,542,094
                                          ===========  =============

NET ASSET VALUE PER UNIT
  (Based on 41,529 and 43,127 Units
   outstanding)                           $   221.77   $     218.46
                                          ===========  =============

See notes to consolidated financial statements.

                       THE GROWTH AND GUARANTEE FUND L.P.
                       ----------------------------------
                        (a Delaware limited partnership)
                         -------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                           For the three       For the three
                                           months ended        months ended
                                             March 31,           March 31,
                                               1997                 1996
                                           -------------       -------------
REVENUES:
    Trading (loss) profit:
      Realized:
          Options and Futures              $     620,250       $     165,075
           U.S. Government obligations             8,434              57,894
     Change in unrealized:
          Options and Futures                   (522,350)            165,300
           U.S. Government obligations           (45,583)           (118,142)
                                           -------------       -------------

            Total trading results                 60,751             270,127
                                           -------------       -------------

     Interest income:
       Options and Futures                        24,537              17,176
       U.S. Government obligations               112,171              92,745
                                           -------------       -------------

              Total revenues                     197,459             380,048
                                           -------------       -------------

EXPENSES:
    Administrative fees                           42,099              38,908
    Brokerage commissions                          1,600                 738
                                           -------------       -------------

             Total expenses                       43,699              39,646
                                           -------------       -------------

NET INCOME BEFORE
     MINORITY INTEREST                           153,760             340,402

    Minority interest on income                    1,559              (5,939)
                                           -------------       -------------

NET INCOME                                 $     155,319       $     334,463
                                           =============       =============

NET INCOME PER UNIT:
    Weighted average number of units
        outstanding                               42,175              46,055
                                                  ======              ======

     Weighted average net income per
        General Partner and Limited
        Partner Unit                              $ 3.61              $ 7.26
                                                  ======              ======

See notes to consolidated financial statements.

                       THE GROWTH AND GUARANTEE FUND L.P.
                       ----------------------------------
                        (a Delaware limited partnership)
                         -------------------------------

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            -------------------------------------------------------
               For the three months ended March 31, 1997 and 1996
               --------------------------------------------------

                                                     Limited        General
                                       Units        Partners        Partner        Total
                                       -----        --------        -------        -----
PARTNERS' CAPITAL,
  DECEMBER 31, 1995                      46,219    $ 8,496,236    $  126,846    $  8,623,082

Net income                                    -        329,536         4,927         334,463

Redemptions                                (510)       (98,441)            -         (98,441)
                                     -----------   ------------   -----------   -------------

PARTNERS' CAPITAL,
  MARCH 31 1996                          45,709    $ 8,727,331    $  131,773    $  8,859,104
                                     ===========   ============   ===========   =============

PARTNERS' CAPITAL,
  DECEMBER 31, 1996                      43,127    $ 9,272,971    $  148,552    $  9,421,523

Net income                                    -        153,068         2,251         155,319

Redemptions                              (1,598)      (366,992)                     (366,992)
                                     -----------   ------------   -----------   -------------

PARTNERS' CAPITAL,
  MARCH 31, 1997                         41,529    $ 9,059,047    $  150,803    $  9,209,850
                                     ===========   ============   ===========   =============

See notes to consolidated financial statements.

                      THE GROWTH AND GUARANTEE FUND L.P.
                      ----------------------------------
                       (a Delaware limited partnership)
                        ------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The Growth and Guarantee Fund L.P. (the "Partnership" or the "Fund") as of March 31, 1997 and the results of its operations for the three months ended March 31, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with general accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996 (the "Annual Report").


2.  FAIR VALUE AND OFF-BALANCE SHEET RISK

The Partnership's revenues by reporting category for the three months ended March 31, 1997 and March 31, 1996 were as follows:

                                      1997         1996
                                  ------------  -----------

   Interest rates                  $  (35,399)    $(59,710)
   Stock indices                       96,150      329,837
                                  ------------  -----------
                                   $   60,751    $ 270,127
                                  ============  ===========

Fair Value
----------

The contract/notional values of open contracts as of March 31, 1997 and December 31, 1996 were as follows:

                                             1997                                             1996
                       --------------------------------------------      --------------------------------------------
                          Commitment to             Commitment to           Commitment to             Commitment to
                        Purchase (Futures,          Sell (Futures,        Purchase (Futures,          Sell (Futures,
                       Options & Forwards)       Options & Forwards)     Options & Forwards)       Options & Forwards)
                       ------------------        ------------------      ------------------        ------------------
Stock
Indices                 $       8,437,850                  -              $       8,976,550                   -
                       ==================         =================      ==================         =================

The contract/notional value of exchange traded open contracts as of March 31, 1997 and December 31, 1996 were as follows (the Partnership does not trade non-exchange-traded derivative instruments):

                                             1997                                             1996
                       --------------------------------------------      --------------------------------------------
                          Commitment to             Commitment to           Commitment to             Commitment to
                        Purchase (Futures,          Sell (Futures,        Purchase (Futures,          Sell (Futures,
                       Options & Forwards)       Options & Forwards)     Options & Forwards)       Options & Forwards)
                       ------------------        ------------------      ------------------        ------------------
Exchange
 traded                 $       8,437,850                   -             $       8,976,550                   -
                       ==================         =================      ==================         =================

The average fair value of the derivative instruments held or issued as of the end of each calendar month during the three months ended March 31, 1997 and the year ended December 31, 1996 were as follows:

                                             1997                                             1996
                       --------------------------------------------      --------------------------------------------
                          Commitment to             Commitment to           Commitment to             Commitment to
                        Purchase (Futures,          Sell (Futures,        Purchase (Futures,          Sell (Futures,
                       Options & Forwards)       Options & Forwards)     Options & Forwards)       Options & Forwards)
                       ------------------        ------------------      ------------------        ------------------
Stock indices           $       9,031,058                   -             $       7,367,783                   -
                       ==================         =================      ==================         =================



At March 31, 1997 and December 31, 1996, $9,277,005 and $ 9,525,064 of these assets, respectively, were held in segregated accounts.

The gross unrealized profit and the net unrealized profit (loss) on open contracts as of March 31, 1997 and December 31, 1996 were as follows:


                                    1997                           1996
                                    ----                           ----
                            Gross             Net            Gross             Net
                          Unrealized      Unrealized      Unrealized       Unrealized
                            Profit       Profit (Loss)      Profit        Profit (Loss)
                          ----------     -------------    -----------     -------------
Exchange
   traded                $     9,650    $    (658,775)         --        $    (136,425)
                        =============  ===============  ===============  ==============

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

    During the past 3 months of trading ending March 31, 1997, the S&P 500 Stock Index (dividends not reinvested) increased a total of 2.69%, whereas the Net Asset Value per Series A unit increased 1.52%.

Performance Summary
-------------------

    During the first quarter of 1996, the Fund's average month-end Net Assets equalled $8,837,005, and the Fund recognized gross trading gains of $270,127 or 3.06% of such average month-end Nest Assets. Brokerage commissions of $738 or 0.01% and Administrative fees of $39,908 or 0.45% of average month-end Net Assets were paid. Interest income of $109,921 or 1.24% of average month-end Net Assets resulted in net income of $334,463 (after deduction of MLIP's "Minority Interest" in the Trading Partnership) or 3.78% of average month-end Net Assets which resulted in a 3.89% increase in the Net Asset Value per Units since December 31, 1995.

    During the first three months of 1997, the Fund's average month-end Net Assets equalled $9,521,632 and the Fund recognized gross trading gains of $60,751 or .64% of such average month-end Net Assets. Brokerage commissions of $1,600 or .02% and Administrative fees of $42,099 or .44% of average month-end Net Assets were paid. Interest income of $136,708 or 1.44% of average month-end Net Assets resulted in net income of $155,319 (after adding back MLIP's "Minority Interest" loss of $1,559 in the Trading Partnership) or 1.63% of average month-end Net Assets which resulted in a 1.52% increase in the Net Asset Value per Units since December 31, 1996.

         During the first three months of 1997 and 1996, the Fund experienced 4 profitable months and 2 unprofitable month.


                      MONTH-END NET ASSET VALUE PER UNIT

                       Jan.        Feb.        Mar.
                       -------     -------     -------
             1996      $192.60     $192.04     $193.82
             1997      $230.41     $231.23     $221.77


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

           (b)  Reports on Form 8-K

           There were no reports on Form 8-K filed during the first three months of fiscal 1997.

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



                            THE GROWTH AND GUARANTEE FUND L.P.



                            By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                    (General Partner)



Date:  May 13, 1997         By /s/JOHN R. FRAWLEY, JR.
                              John R. Frawley, Jr.
                              President, Chief Executive Officer
                              and Director



Date:  May 13, 1997         By /s/MICHAEL A. KARMELIN
                              Michael A. Karmelin
                              Chief Financial Officer,
                              and Director