Form 10-Q
period 1997-06-30
GROWTH & GUARANTEE FUND L P
filed 1997-08-12
CIK 812188

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1997
                                 --------------

                   OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                  to
                               -----------------   -------------------

Commission File Number 0-16110

                      THE GROWTH AND GUARANTEE FUND L.P.
                         (Exact Name of Registrant as
                           specified in its charter)

      Delaware                                       13-3407269
---------------------------                    -----------------------
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

                                 212-236-5662
               ------------------------------------------------
             (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                  Yes X  No
                                                               --   --

                        This document contains 9 pages.

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      THE GROWTH AND GUARANTEE FUND L.P.
                      ----------------------------------
                       (a Delaware limited partnership)
                       --------------------------------

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                ----------------------------------------------


                                                             June 30,       December 31,
                                                               1997            1996
                                                           --------------  --------------
ASSETS
------
Accrued interest                                                  $8,856          $8,352
Equity in commodity futures trading accounts:
    U.S. Government obligations                                8,757,846       7,628,080
    Cash and options premium                                   1,655,837       2,042,087
    Net unrealized profit (loss) on open contracts               121,725        (136,425)
                                                           --------------  --------------

                TOTAL                                        $10,544,264      $9,542,094
                                                           ==============  ==============

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
LIABILITIES:
    Redemptions payable                                          $12,622         $48,061
    Administrative fees and brokerage
        commissions payable                                       15,926          14,718
                                                           --------------  --------------

            Total liabilities                                     28,548          62,779
                                                           --------------  --------------

Minority Interest                                                111,087          57,792
                                                           --------------  --------------

PARTNERS' CAPITAL:
  General Partners (680 and 680 Units)                           171,660         148,552
  Limited Partners (40536 and 42447 Units)                    10,232,969       9,272,971
                                                           --------------  --------------

            Total partners' capital                           10,404,629       9,421,523
                                                           --------------  --------------

                TOTAL                                        $10,544,264      $9,542,094
                                                           ==============  ==============

NET ASSET VALUE PER UNIT
         (Based on 41216 and 43127 Units outstanding)            $252.44         $218.46
                                                           ==============  ==============

See notes to consolidated financial statements.

                       THE GROWTH AND GUARANTEE FUND L.P.
                       ----------------------------------
                        (a Delaware limited partnership)
                        --------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------


                                   For the three   For the three    For the six     For the six
                                    months ended    months ended    months ended    months ended
                                     June 30,        June 30,        June 30,        June 30,
                                       1997            1996            1997            1996
                                   --------------  --------------  --------------  --------------
REVENUES:
    Trading (loss) profit:
      Realized:
          Options and Futures           $426,100        $217,000      $1,046,350        $382,075
           U.S. Government obligations    (3,577)         (1,550)          4,857          56,344
     Change in unrealized:
          Options and Futures            780,500         (11,100)        258,150         154,200
           U.S. Government obligations    25,256           2,782         (20,327)       (115,360)
                                   --------------  --------------  --------------  --------------

            Total trading results      1,228,279         207,132       1,289,030         477,259
                                   --------------  --------------  --------------  --------------

     Interest income:
       Options and Futures                22,961          16,522          47,498          33,698
       U.S. Government obligations       118,089          88,988         230,260         181,733
                                   --------------  --------------  --------------  --------------

            Total revenues             1,369,329         312,642       1,566,788         692,690
                                   --------------  --------------  --------------  --------------

EXPENSES:
    Brokerage commissions                  1,113             499           2,713           1,237
    Administrative fees                   44,012          39,232          86,111          78,140
                                   --------------  --------------  --------------  --------------

            Total expenses                45,125          39,731          88,824          79,377
                                   --------------  --------------  --------------  --------------

NET INCOME BEFORE
    MINORITY INTEREST                  1,324,204         272,911       1,477,964         613,313
    Minority interest on income          (54,854)         (4,884)        (53,294)        (10,823)
                                   --------------  --------------  --------------  --------------

NET INCOME                            $1,269,350        $268,027      $1,424,670        $602,490
                                   ==============  ==============  ==============  ==============


NET INCOME PER UNIT:
    Weighted average number of units
        outstanding                       41,380          45,316          41,779          45,686
                                   ==============  ==============  ==============  ==============

    Weighted average net income
      per Limited Partner
      and General Partner Unit            $30.68           $5.91          $34.10          $13.19
                                   ==============  ==============  ==============  ==============

See notes to consolidated financial statements.

                      THE GROWTH AND GUARANTEE FUND L.P.
                      ----------------------------------
                       (a Delaware limited partnership)
                        -------------------------------

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            -------------------------------------------------------
                For the six months ended June 30, 1997 and 1996
                -----------------------------------------------


                                   Units         Limited          General           Total
                                                 Partners        Partners
                                -------------   --------------  --------------   -------------

PARTNERS' CAPITAL,
  December 31, 1995                   46,219       $8,496,236        $126,846      $8,623,082

Net income                              -             593,534           8,956         602,490

Redemptions                           (1,160)        (225,430)          -            (225,430)
                                -------------   --------------  --------------   -------------

PARTNERS' CAPITAL,
  June 30, 1996                       45,059       $8,864,340        $135,802      $9,000,142
                                =============   ==============  ==============   =============

PARTNERS' CAPITAL,
  December 31, 1996                   43,127       $9,272,971        $148,552      $9,421,523

Net income                              -           1,401,562          23,108       1,424,670

Redemptions                           (1,911)        (441,564)        -              (441,564)
                                -------------   --------------  --------------   -------------

PARTNERS' CAPITAL,
  June 30, 1997                       41,216      $10,232,969        $171,660     $10,404,629
                                =============   ==============  ==============   =============

See notes to consolidated financial statements.

                      THE GROWTH AND GUARANTEE FUND L.P.
                      ----------------------------------
                       (a Delaware limited partnership)
                       --------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The Growth and Guarantee Fund L.P. (the "Partnership" or the "Fund") as of June 30, 1997 and the results of its operations for the six months ended June 30, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

     Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with general accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996 (the "Annual Report").

2.   FAIR VALUE AND OFF-BALANCE SHEET RISK

The Partnership's revenues by reporting category for the respecitive periods were as follows:


                                     For the three     For the three       For the six       For the six
                                      months ended      months ended      months ended       months ended
                                       June 30,           June 30,          June 30,          June 30,
                                         1997               1996              1997              1996
                                    ----------------  ----------------- -----------------  ----------------
Interest rate                               $22,816             $1,732          $(12,583)         $(57,978)
Stock indices                             1,205,463            205,400         1,301,613           535,237
                                    ----------------  ----------------- -----------------  ----------------
                                         $1,228,279           $207,132        $1,289,030          $477,259
                                    ================  ================= =================  ================

The contract/notional values of the Partnership's open derivative instrument positions as of June 30, 1997 and December 31, 1996 were as follows:


                                 1997                                       1996
                  ------------------------------------      -------------------------------------
                    Commitment to       Commitment to          Commitment to       Commitment to
                  Purchase (Futures,    Sell (Futures,       Purchase (Futures,    Sell (Futures,
                      Options &           Options &              Options &           Options &
                      Forwards)           Forwards)              Forwards)           Forwards)
                   ---------------     ---------------       ----------------     ---------------
Stock  Indices         $9,412,625            -                    $8,976,550            -
                   ===============     ===============       ================     ===============

The contract/notional value of exchange traded open contracts as of June 30, 1997 and December 31, 1996 were as follows (the Partnership does not trade non-exchange-traded derivative instruments):


                                  1997                                       1996
                   -----------------------------------        -----------------------------------
                    Commitment to       Commitment to          Commitment to       Commitment to
                  Purchase (Futures,    Sell (Futures,       Purchase (Futures,    Sell (Futures,
                      Options &           Options &              Options &           Options &
                      Forwards)           Forwards)              Forwards)           Forwards)
                   -----------------     --------------       ------------------   ---------------
Exchange
   traded              $9,412,625            -                    $8,976,550            -
                   ===============     ===============       ================     ===============

The average fair value of the derivative instruments held or issued as of the end of each calendar month during the six months ended June 30, 1997 and the year ended December 31, 1996 were as follows:



                                 1997                                       1996
                 -------------------------------------      -------------------------------------
                    Commitment to       Commitment to          Commitment to       Commitment to
                  Purchase (Futures,    Sell (Futures,       Purchase (Futures,    Sell (Futures,
                      Options &           Options &              Options &           Options &
                      Forwards)           Forwards)              Forwards)           Forwards)
Stock  Indices         $8,981,783            -                    $7,367,783            -
                   ===============     ===============       ================     ===============


At June 30, 1997 and December 31, 1996, $10,535,221 and $ 9,525,064 of these assets, respectively, were held in segregated accounts.

The gross unrealized profit and the net unrealized profit (loss) on open contracts as of June 30, 1997 and December 31, 1996 were as follows:


                                 1997                                    1996
                 --------------------------------------  --------------------------------------
                       Gross                Net                Gross                Net
                    Unrealized          Unrealized          Unrealized           Unrealized
                      Profit           Profit (Loss)          Profit           Profit (Loss)
                 ------------------  ------------------  ------------------   -----------------
Exchange
   traded                $137,800            $121,725             -                  $(136,425)
                   ===============     ===============     ================    ================

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

      During the past 3 months of trading ending June 30, 1997, the S&P 500 Stock Index (dividends not reinvested) increased a total of 15.43%, whereas the Net Asset Value per Series A unit increased 15.55%.

Time Horizon
------------
      On June 13, 1997, the NAV of the Fund increased to $255.45, a level triggering a "New Profits Lock-in." Based upon the $255.45 per Unit NAV as of the beginning of the current Time Horizon, which ends at the close of business on November 15, 1998, the New Protected Minimum NAV is $229.90 per Unit. The Fund will experience a "New Profits Lock-In" if the NAV reaches $280.99 per Unit.

Performance Summary
-------------------
      During the first six months of 1996, the Fund's average month-end Net Assets equaled $8,879,996, and the Fund recognized gross trading gains of $477,259 or 5.37% of average month-end Nest Assets. Brokerage commissions of $1,237 or 0.01% and Administrative fees of $78,140 or 0.88% of average month-end Net Assets were paid. Interest income of $215,431 or 2.43% of average month-end Net Assets resulted in net gain of $602,490 (after deduction of MLIP's "Minority Interest" of $10,823 in the Trading Partnership) or 6.78% of average month-end Net Assets which resulted in a 7.06% increase in the Net Asset Value per Unit since December 31, 1995.

      During the first six months of 1997, the Fund's average month-end Net Assets equaled $9,671,439 and the Fund recognized gross trading gains of $1,289,030 or 13.33% of average month-end Net Assets. Brokerage commissions of $2,713 or .03% and Administrative fees of $86,111 or .89% of average month-end Net Assets were paid. Interest income of $277,758 or 2.87% of average month-end Net Assets resulted in net gain of $1,424,670 (after deduction of MLIP's "Minority Interest" of $53,294 in the Trading Partnership) or 14.73% of average month-end Net Assets which resulted in a 15.55% increase in the Net Asset Value per Unit since December 31, 1996.

             During the first six months of 1997 and 1996, the Fund experienced 10 profitable months and 2 unprofitable months.

                      MONTH-END NET ASSET VALUE PER UNIT
      ----------------------------------------------------------
           Jan.     Feb.     Mar.    Apr      May      Jun
      ----------------------------------------------------------
      1996 $192.60  $192.04  $193.82 $194.68  $198.40  $199.74
      ----------------------------------------------------------
      1997 $230.41  $231.23  $221.77 $231.83  $244.06  $252.44
      ----------------------------------------------------------

Importance of Market Factors
----------------------------
      Comparisons between the Fund's performance in one fiscal year to the prior year are unlikely to be meaningful, given the uncertainty of price movements in the markets traded by the Fund.

Liquidity
---------
      A significant portion of the Partnership's assets were held in U.S. Treasury STRIPS which, in turn, generate the protected minimum Net Asset Value. The U.S. STRIPS are highly liquid but are acquired by the Fund on a buy-and-hold basis for the course of a Time Horizon, except to the extent liquidated to fund a portion of redemptions. A portion of the Partnership's assets are also held as cash which, in turn, is used to margin its stock index futures positions and is withdrawn, as necessary, to pay a portion of redemptions, trading losses and fees.

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

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            There are no pending proceedings to which the Partnership or the General Partner is a party.

            On June 24, 1997, the Commodity Futures Trading Commission("CFTC") accepted an Offer of Settlement from Merrill Lynch Futures Inc. ("MLF") and others, in a matter captioned "In the Matter of Mitsubishi Corporation and Merrill Lynch Futures Inc., et al.", CFTC Docket No. 97-10, pursuant to which MLF, without admitting or denying the allegations against it, consented to a finding by the CFTC that MLF had violated Section 4c(a)(A) of the Commodity Exchange Act (the "Act"), relating to wash sales, and CFTC Regulation 1.37(a), relating to recordkeeping requirements. MLF agreed to cease and desist from violating Section 4c(a)(A) of the Act and Regulation 1.37(a), and to pay a civil monetary penalty of $175,000.

Item 2.     Changes in Securities

            None.

Item 3.     Defaults Upon Senior Securities

            None.

Item 4.     Submission of Matters to a Vote of Security Holders

            None.

Item 5.     Other Information

             James M. Bernard, formerly a Senior Vice President of MLIP, is no longer with the firm.

             Michael A. Karmelin has been appointed Chief Financial Officer, Vice President and Treasurer of MLIP. Mr. Karmelin assumed these positions on April 14, 1997, when he completed his tenure as Chief Financial Officer of Merrill Lynch, Hubbard Inc. ("ML Hubbard"), a sponsor of real estate limited partnerships. Mr. Karmelin was born in 1947. Mr. Karmelin joined ML Hubbard in January 1994 as a Vice President. From May 1994 until he joined MLIP, Mr. Karmelin was the Chief Financial Officer of ML Hubbard, responsible for its accounting, treasury and tax functions. Prior to joining ML Hubbard, Mr. Karmelin held several senior financial positions with Merrill Lynch & Co., Inc. ("ML&Co.") and Merrill Lynch, Pierce, Fenner & Smith Incorporated from December 1985 to December 1993, including Vice President/Senior Financial Officer Corporate Real Estate and Purchasing, Manager Commitment Control/Capital Budgeting, and Senior Project Manager/Project Analysis. Prior to joining ML&Co., Mr. Karmelin was employed at Avco Corporation for 17 years, where he held a variety of financial positions. Mr. Karmelin holds a B.B.A. degree in Accounting from Baruch College, C.U.N.Y. and a Master of Business Administration degree in Corporate Strategy and Finance from New York University. Mr. Karmelin passed the Certified Public Accountant examination in 1974 and is a member of the Treasury Management Association, the Institute of Management Accountants and The Strategic Leadership Forum.

Item 6.     Exhibits and Reports on Form 8-K.

            (a)  Exhibits

            There are no exhibits required to be filed as part of this document.

            (b)  Reports on Form 8-K

            There were no reports on Form 8-K filed during the first six months of fiscal 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   THE GROWTH AND GUARANTEE FUND L.P.
                                   ----------------------------------



                                   By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                                 (General Partner)



Date: August 12, 1997              By /s/JOHN R. FRAWLEY, JR.
                                      -----------------------
                                      John R. Frawley, Jr.
                                      President, Chief Executive Officer
                                      and Director


Date:  August 12, 1997              By /s/MICHAEL A. KARMELIN
                                       ----------------------
                                       Michael A. Karmelin
                                       Chief Financial Officer, Vice President
                                       and Treasurer