Form 10-Q
period 1997-09-30
GROWTH & GUARANTEE FUND L P
filed 1997-11-14
CIK 812188

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1997
                               --------------------

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

          Delaware                                          13-3407269
----------------------------                 -----------------------------
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

                                 212-236-5662
                        ------------------------------
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

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                ----------------------------------------------


                                                                       September 30,          December 31,
                                                                            1997                  1996
                                                                    ------------------    ------------------

ASSETS
------
Accrued interest                                                           $     8,548            $    8,352
Equity in commodity futures trading accounts:
    U.S. Government obligations                                              8,843,349             7,628,080
    Cash and options premium                                                 2,101,581             2,042,087
    Net unrealized profit (loss) on open contracts                              95,850              (136,425)
                                                                    ------------------    ------------------

                TOTAL                                                      $11,049,328            $9,542,094
                                                                    ==================    ==================

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
LIABILITIES:
    Redemptions payable                                                    $    26,599            $   48,061
    Administrative fees and brokerage
        commissions payable                                                     16,619                14,718
                                                                    ------------------    ------------------

            Total liabilities                                                   43,218                62,779
                                                                    ------------------    ------------------

Minority Interest                                                              141,324                57,792
                                                                    ------------------    ------------------

PARTNERS' CAPITAL:
  General Partners (680 and 680 Units)                                         180,876               148,552
  Limited Partners (40166 and 42447 Units)                                  10,683,910             9,272,971
                                                                    ------------------    ------------------

            Total partners' capital                                         10,864,786             9,421,523
                                                                    ------------------    ------------------

                TOTAL                                                      $11,049,328            $9,542,094
                                                                    ==================    ==================

NET ASSET VALUE PER UNIT

         (Based on 40846 and 43127 Units outstanding)                          $265.99               $218.46
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

                      THE GROWTH AND GUARANTEE FUND L.P.
                      ----------------------------------
                       (a Delaware limited partnership)
                       --------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                       For the three         For the three          For the nine          For the nine
                                        months ended          months ended          months ended          months ended
                                       September 30,         September 30,         September 30,         September 30,
                                            1997                  1996                  1997                  1996
                                    -----------------     -----------------     -----------------     -----------------
REVENUES:
    Trading (loss) profit:
      Realized:
          Options and Futures                $480,500             $(123,150)           $1,526,850              $258,925
           U.S. Government
            obligations                            40                  (947)                4,897                55,397
     Change in unrealized:
          Options and Futures                 (25,875)              208,800               232,275               363,000
           U.S. Government
            obligations                        26,918                25,162                 6,591               (90,198)
                                    -----------------     -----------------     -----------------     -----------------

            Total trading results             481,583               109,865             1,770,613               587,124
                                    -----------------     -----------------     -----------------     -----------------

     Interest income:
       Options and Futures                     26,991                16,358                74,489                50,056
       U.S. Government obligations            128,277                90,121               358,537               271,854
                                    -----------------     -----------------     -----------------     -----------------

            Total revenues                    636,851               216,344             2,203,639               909,034
                                    -----------------     -----------------     -----------------     -----------------

EXPENSES:
    Brokerage commissions                         712                 1,025                 3,425                 2,262
    Administrative fees                        47,480                38,548               133,591               116,688
                                    -----------------     -----------------     -----------------     -----------------

            Total expenses                     48,192                39,573               137,016               118,950
                                    -----------------     -----------------     -----------------     -----------------

NET INCOME BEFORE
    MINORITY INTEREST                         588,659               176,771             2,066,623               790,084
    Minority interest on income               (30,238)               (2,580)              (83,532)              (13,403)
                                    -----------------     -----------------     -----------------     -----------------

NET INCOME                                   $558,421             $ 174,191            $1,983,091              $776,681
                                    =================     =================     =================     =================


NET INCOME PER UNIT:
    Weighted average number of units
        outstanding                            41,063                44,819                41,539                45,397
                                    =================     =================     =================     =================

    Weighted average net income
       per Limited Partner
      and General Partner Unit                 $13.60                 $3.89                $47.74                $17.11
                                    =================     =================     =================     =================

See notes to consolidated financial statements.

                       THE GROWTH AND GUARANTEE FUND L.P.
                      -----------------------------------
                        (a Delaware limited partnership)
                        --------------------------------


            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            -------------------------------------------------------
             For the nine months ended September 30, 1997 and 1996
             -----------------------------------------------------


                                             Units             Limited Partners        General Partner             Total
                                      -----------------      ------------------      ------------------     -----------------
PARTNERS' CAPITAL,
  December 31, 1995                              46,219             $ 8,496,236                $126,846           $ 8,623,082

Net income                                            -                 764,998                  11,683               776,681

Redemptions                                      (2,291)               (449,323)                      -              (449,323)
                                      -----------------      ------------------      ------------------     -----------------

PARTNERS' CAPITAL,
  September 30, 1996                             43,928             $ 8,811,911                $138,529           $ 8,950,440
                                      =================      ==================      ==================     =================

PARTNERS' CAPITAL,
  December 31, 1996                              43,127             $ 9,272,971                $148,552           $ 9,421,523

Net income                                            -               1,950,768                  32,324             1,983,092

Redemptions                                      (2,281)               (539,829)                      -              (539,829)
                                      -----------------      ------------------      ------------------     -----------------

PARTNERS' CAPITAL,
  September 30, 1997                             40,846             $10,683,910                $180,876           $10,864,786
                                      =================      ==================      ==================     =================


See notes to consolidated financial statements.

                       THE GROWTH AND GUARANTEE FUND L.P.
                       ----------------------------------
                        (a Delaware limited partnership)
                        --------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The Growth and Guarantee Fund L.P. (the "Partnership" or the "Fund") as of September 30, 1997 and the results of its operations for the nine months ended September 30, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

2. FAIR VALUE AND OFF-BALANCE SHEET RISK

The Partnership's revenues by reporting category for the respective periods were as follows:


                    For the three          For the three           For the nine            For the nine
                    months ended            months ended           months ended            months ended
                    September 30,          September 30,           September 30,          September 30,
                        1997                    1996                   1997                    1996
                -------------------    --------------------    -------------------    -------------------
Interest rate              $ 27,671                $ 25,040             $   15,088               $(32,939)
Stock indices               453,912                  84,825              1,755,525                620,063
                -------------------    --------------------    -------------------    -------------------
                           $481,583                $109,865             $1,770,613               $587,124
                ===================    ====================    ===================    ===================




The contract/notional values of the Partnership's open derivative instrument positions as of September 30, 1997 and December 31, 1996 were as follows:

                                     1997                                              1996
                 -------------------------------------------     ---------------------------------------------
                     Commitment to          Commitment to              Commitment to          Commitment to
                  Purchase (Futures,       Sell (Futures,           Purchase (Futures,       Sell (Futures,
                  Options & Forwards)    Options & Forwards)        Options & Forwards)    Options & Forwards)
                 ---------------------  ---------------------      ---------------------  ---------------------
Stock  Indices           $10,548,250                        -                  $8,976,550                        -
                  ==================       ==================          ==================       ==================

The contract/notional value of exchange traded open contracts as of September 30, 1997 and December 31, 1996 were as follows (the Partnership does not trade non-exchange-traded derivative instruments):

                                     1997                                             1996
                  ------------------------------------------     ---------------------------------------------
                     Commitment to          Commitment to              Commitment to          Commitment to
                  Purchase (Futures,       Sell (Futures,           Purchase (Futures,       Sell (Futures,
                  Options & Forwards)    Options & Forwards)        Options & Forwards)    Options & Forwards)
                 ---------------------  ---------------------      ---------------------  ---------------------
Exchange
   traded                $10,548,250                        -                  $8,976,550                        -
                  ==================       ==================          ==================       ==================

The average fair value of the derivative instruments held or issued as of the end of each calendar month during the nine months ended September 30, 1997 and the year ended December 31, 1996 were as follows:

                                     1997                                              1996
                 -------------------------------------------     ---------------------------------------------
                     Commitment to          Commitment to              Commitment to          Commitment to
                  Purchase (Futures,       Sell (Futures,           Purchase (Futures,       Sell (Futures,
                  Options & Forwards)    Options & Forwards)        Options & Forwards)    Options & Forwards)
                 ---------------------  ---------------------      ---------------------  ---------------------
Stock  Indices            $9,334,414                        -                  $7,367,783                        -
                  ==================       ==================          ==================       ==================


At September 30, 1997 and December 31, 1996, $11,037,357 and $ 9,525,064 of
these assets, respectively, were held in segregated accounts.

The gross unrealized profit and the net unrealized profit (loss) on open contracts as of September 30, 1997 and December 31, 1996 were as follows:

                                    1997                                           1996
                -----------------------------------------      -----------------------------------------
                       Gross                    Net                   Gross                    Net
                     Unrealized             Unrealized              Unrealized             Unrealized
                       Profit              Profit (Loss)              Profit              Profit (Loss)
                ------------------     ------------------      ------------------     ------------------
Exchange
   traded                 $133,700                $95,850                       -              $(136,425)
                ==================     ==================      ==================      =================

3. RELATED PARTY TRANSACTIONS

        Merrill Lynch Investment Partners Inc. ("MLIP") is currently reviewing certain aspects of the interest arrangements between the Partnership and certain affiliates of MLIP. The purpose of the review is to confirm that the Partnership received interest credits as described in its Prospectus. The results of this review have not been determined.

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

    During the past 3 months of trading ending September 30, 1997, the S&P 500 Stock Index (dividends not reinvested) increased a total of 7.04%, whereas the Net Asset Value per Series A unit increased 5.37%.

Time Horizon
------------

    On June 13, 1997, the NAV of the Fund increased to $255.45, a level triggering a "New Profits Lock-in." Based upon the $255.45 per Unit NAV as of the beginning of the current Time Horizon, which ends at the close of business on November 30, 1998, the New Protected Minimum NAV is

$229.90 per Unit. The Fund will experience a "New Profits Lock-In" if the NAV reaches $280.99 per Unit.


Performance Summary
-------------------

    During the first nine months of 1996, the Fund's average month-end Net Assets equaled $8,809,408, and the Fund recognized gross trading gains of $587,124 or 6.66% of such average month-end Net Assets. Brokerage commissions of $2,262 or .03% and Administrative fees of $116,688 or 1.32% of average month-end Net Assets were paid. Interest income of $321,910 or 3.65% of average month-end Net Assets resulted in net gain of $776,681 (after deduction of MLIP's "Minority Interest" of $13,403 in the Trading Partnership) or 8.82% of average month-end Net Assets which resulted in a 9.21% increase in the Net Asset Value per Unit since December 31, 1995.

    During the first nine months of 1997, the Fund's average month-end Net Assets equaled $10,023,394 and the Fund recognized gross trading gains of $1,770,613 or 17.66% of such average month-end Net Assets. Brokerage commissions of $3,425 or 0.03% and Administrative fees of $133,591 or 1.33% of average month-end Net Assets were paid. Interest income of $433,026 or 4.32% of average month-end Net Assets resulted in net gain of $1,983,091(after deduction of MLIP's "Minority Interest" of $83,532 in the Trading Partnership) or 19.78% of average month-end Net Assets which resulted in a 21.76% increase in the Net Asset Value per Unit since December 31, 1996.

         During the first nine months of 1997 and 1996, the Fund experienced 14 profitable months and 4 unprofitable months.

                                  MONTH-END NET ASSET VALUE PER UNIT

        Jan.       Feb.       Mar.        Apr        May        Jun        Jul        Aug        Sep
-------------------------------------------------------------------------------------------------------
1996    $192.60    $192.04    $193.82    $194.68    $198.40    $199.74    $191.34    $193.92    $203.75
-------------------------------------------------------------------------------------------------------
1997    $230.41    $231.23    $221.77    $231.83    $244.06    $252.44    $269.18    $256.52    $265.99
-------------------------------------------------------------------------------------------------------

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

        (b)  Reports on Form 8-K

        There were no reports on Form 8-K filed during the first nine months of fiscal 1997.

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



                        THE GROWTH AND GUARANTEE FUND L.P.
                        ----------------------------------




                            By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                    (General Partner)



Date: November 14, 1997     By /s/JOHN R. FRAWLEY, JR.
                               -----------------------
                              John R. Frawley, Jr.
                              President, Chief Executive Officer
                              and Director



Date:  November 14, 1997    By /s/MICHAEL A. KARMELIN
                               ----------------------
                              Michael A. Karmelin
                              Chief Financial Officer, Vice President
                              and Treasurer