Form 10-K405
period 1997-12-31
GROWTH & GUARANTEE FUND L P
filed 1998-03-26
CIK 812188

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

               (x) Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the fiscal year ended:  December 31, 1997
                                       or
                 (  ) Transition Report Pursuant to Section 13
                or 15(d) of the Securities Exchange Act of 1934

                        Commission file number:  0-23240

                       THE GROWTH AND GUARANTEE FUND L.P.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                    13-3407269
-------------------------------                   -------------------
(State of other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

                   C/O MERRILL LYNCH INVESTMENT PARTNERS INC.
                        MERRILL LYNCH WORLD HEADQUARTERS
                             WORLD FINANCIAL CENTER
                SOUTH TOWER, 6TH FLOOR, NEW YORK, NY  10080-6106
                ------------------------------------------------
                    (Address of principal executive offices)

      Registrant's telephone number, including area code:  (212) 236-5662
                                                           --------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  Limited Partnership Units
                                                             -------------------------
                                                                (Title of Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant: the registrant is a limited partnership; as of February 1, 1998, limited partnership interests with an aggregate value of $10,570,323 were outstanding and held by non-affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

The registrant's "1997 Annual Report and Independent Auditors' Report," the annual report to security holders for the fiscal year ended December 31, 1997, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith.

                       THE GROWTH AND GUARANTEE FUND L.P.

                      ANNUAL REPORT FOR 1997 ON FORM 10-K


                               Table of Contents
                               -----------------

                                    PART I
                                    ------
                                                                                                  PAGE
                                                                                                  ----
Item 1.    Business..............................................................................   1

Item 2.    Properties............................................................................   4

Item 3.    Legal Proceedings.....................................................................   5

Item 4.    Submission of Matters to a Vote of Security Holders...................................   5

                                    PART II
                                    -------

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters................   5

Item 6.     Selected Financial Data..............................................................   6

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations   9

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk...........................  10

Item 8.     Financial Statements and Supplementary Data..........................................  10

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.  11



                                   PART III
                                   --------

Item 10.    Directors and Executive Officers of the Registrant...................................  11

Item 11.    Executive Compensation...............................................................  13

Item 12.    Security Ownership of Certain Beneficial Owners and Management.......................  13

Item 13.    Certain Relationships and Related Transactions.......................................  14


                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K........................  15

                                     PART I

ITEM 1:   BUSINESS
          --------

     (a) General Development of Business:
         -------------------------------

          The Growth and Guarantee Fund L.P. (the "Partnership" or the "Fund") was organized under the Delaware Revised Uniform Limited Partnership Act on January 21, 1987. The Partnership began trading on June 12, 1987.

          The Partnership holds stock index futures and options positions as directed by asset allocation strategies developed by Leland O'Brien Rubinstein Associates Inc. ("LOR" or the "Trading Advisor"), the objective of which is to limit losses in down S&P Stock Index markets while optimizing the extent to which the Net Asset Value per Unit may participate, over time and on an unleveraged basis, in significant upward movements in stock index levels.

          The Partnership does not trade directly but rather through a subsidiary limited partnership (the "Trading Partnership"). This structure is used so as to isolate the assets used to provide the Fund's "Principal Protection" feature from the risk of trading losses.

          Merrill Lynch Investment Partners Inc. (the "General Partner" or "MLIP") acts as the general partner of the Partnership. Merrill Lynch Futures Inc. (the "Commodity Broker" or "MLF") is the Partnership's commodity broker. The General Partner is a wholly-owned subsidiary of Merrill Lynch Group Inc., which in turn is a wholly-owned subsidiary of Merrill Lynch & Co., Inc. The Commodity Broker is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (ML&Co. and its affiliates are herein sometimes referred to as "Merrill Lynch.")

          The Fund issued two series of units of limited partnership interest ("Units"). The Series A had an initial capitalization of $148,349,950, and the Series B $84,283,207, respectively. No Units of either Series were sold after the initial closing. The Series B Units ceased trading December 31, 1991. Through December 31, 1997, Series A Units with an aggregate Net Asset Value of $139,863,134 had been redeemed (including December 31, 1997 redemptions which were not actually paid out until January 1998), and the capitalization of the Fund was $10,762,615. The Net Asset Value per Series A Unit, originally $100 as of August 5, 1987, had risen to $270.32. As of December 31, 1997, the Fund had 451 Limited Partners.

          The highest month-end Net Asset Value per Series A Unit through December 31, 1997 was $270.32 (December, 1997) and the lowest $87.31 (October,
1987).

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

          Series A Units ended 1997 with a Protected Minimum Net Asset Value of $229.90, as of the end of the current Time Horizon (November 30, 1998). At such time, the program will either be restarted or the Fund will dissolve. In order to assure this minimum value, the Fund purchases Treasury STRIPS maturing at the end of the current Time Horizon in a face amount equal to the Protected Minimum NAV. These STRIPS are not subject to the risk of market losses.

          The Fund is structured to provide a "New Profits Lock-In" in the event that the NAV per series A Unit increases by 10% or more. The latest "New Profits Lock-In" was established at an NAV per Series A Unit of $255.45 on June 13, 1997.

          USE OF PROCEEDS AND INTEREST INCOME

          General.  The Fund's assets are used as a means of providing the
          -------
Fund's "principal protection" feature and as security for and to pay the Partnership's trading losses as well as any expenses and redemptions. The Partnership's assets are generally available to earn interest, as more fully described below under "-- Available Assets."

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

          Custody of Assets.  All of the Fund's assets are currently held in
          -----------------
customer accounts at Merrill Lynch or in bank accounts opened in the name of the Fund

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

          Available Assets.  In addition to the STRIPS held by it to provide its
          ----------------
"principal protection" feature, the Fund earns interest, as described below, on its "Available Assets," which can be generally described as the cash actually held by the Fund or invested in short-term Treasury bills. Available Assets are held in U.S. dollars and are comprised of the following: (a) the Fund's cash balance in the offset accounts (as described below) -- which includes "open trade equity" (unrealized gains and losses on open positions) on the Fund's S&P 500 Stock Index futures contracts, which is paid into or out of the Fund's account on a daily basis; and (b) short-term Treasury bills purchased by the Fund.

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

          The banks at which the offset accounts are maintained make available to Merrill Lynch interest-free overnight credits, loans or overdrafts in the amount of the Fund's Available Assets held in the offset accounts, charging Merrill Lynch a small fee for this service. The economic benefits derived by Merrill Lynch -- net of the interest credits paid to the Fund and the fee paid to the offset banks -- from the offset accounts have not exceeded 3/4 of 1% per annum of the Fund's average daily Available Assets held in the offset accounts. These revenues to Merrill Lynch are in addition to the Brokerage Commissions paid by the Fund to MLF.

                          ____________________________

          The General Partner has determined that there may have been a miscalculation in the interest credited to the Fund for a period prior to November 1996. Accordingly, Merrill Lynch has credited the Fund's investors (directly, not by crediting the Fund itself). For current Merrill Lynch clients, this credit, which includes compounded interest, appears on the December 1997 account statements. The total amount of the adjustment is approximately $5,000.

          CHARGES

          The following table summarizes the charges incurred by the Fund during 1995, 1996 and 1997.


                                  1995                    1996                    1997
                          -----------------------------------------------------------------------

                                   % OF AVERAGE             % OF AVERAGE             % OF AVERAGE
                          DOLLAR    MONTH-END      DOLLAR    MONTH-END      DOLLAR    MONTH-END
COST                      AMOUNT    NET ASSETS     AMOUNT    NET ASSETS     AMOUNT    NET ASSETS
----                     --------   ----------    --------   ----------    --------   ----------
Brokerage Commissions    $  4,225          0.05%  $  2,938          0.03%  $  4,894          0.05%
Administrative Fees       144,696          1.78    158,330          1.77    180,711          1.77
                         --------          ----   --------          ----   --------          ----
       Total             $148,921          1.83%  $161,268          1.80%  $185,605          1.82%
                         ========          ====   ========          ====   ========          ====

                          ____________________________

          The foregoing table does not reflect the benefits which may be derived by Merrill Lynch from the deposit of certain of the Fund's Available Assets (other than the STRIPS which provides the Fund's "Principal Protection" feature) in offset accounts. See Item 1(c), "Narrative Description of Business -- Use of Proceeds and Interest Income."

          The Fund's average month-end Net Assets during 1995, 1996 and 1997 equaled $8,107,763, $8,948,805 and $10,187,651 , respectively.

          During 1995, 1996 and 1997, the Fund earned $407,304, $453,093 and
$588,693 in interest income, or approximately 5.02%, 5.06% and 5.78% of the Fund's average month-end Net Assets.

                         ------------------------------

                         DESCRIPTION OF CURRENT CHARGES


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


                        ------------------------------

          REGULATION

          The General Partner, LOR and the Commodity Broker are each subject to regulation by the Commodity Futures Trading Commission (the "CFTC") and the National Futures Association. Other than in respect of its periodic reporting requirements under the Securities Exchange Act of 1934, the Partnership itself is generally not subject to regulation by the Securities and Exchange Commission. However, MLIP itself is registered as an "investment adviser" under the Investment Advisers Act of 1940.

          (i) through (xii) -- not applicable.

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

ITEM 3:   LEGAL PROCEEDINGS
          -----------------

     ML&Co. -- the sole stockholder of Merrill Lynch Group, Inc. (which is the sole stockholder of MLIP) -- as well as certain of its subsidiaries and affiliates have been named as defendants in civil actions, arbitration proceedings and claims arising out of their respective business activities. Although the ultimate outcome of these actions cannot be ascertained at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the result of these matters will not be materially adverse to the business operations or the financial condition of MLIP or the Fund.

     MLIP itself has never been the subject of any material litigation.

     On June 24, 1997, the CFTC accepted an Offer of Settlement from MLF and others, in a matter captioned "In the Matter of Mitsubishi Corporation and Merrill Lynch Futures Inc., et al.," CFTC Docket No. 97-10, pursuant to which MLF, without admitting or denying the allegations against it, consented to a finding by the Commission that MLF had violated Section 4c(a)(A) of the Commodity Exchange Act, relating to wash sales (the CFTC alleged that the customer entered nearly simultaneous orders without the intent to engage in a bona fide trading transaction), and CFTC Regulation 1.37(a), relating to recordkeeping requirements. MLF agreed to cease and desist from violating
Section 4c(a)(A) of the Act and Regulation 1.37(a), and to pay a civil monetary penalty of $175,000.

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

                                    PART II

ITEM 5:   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
          ---------------------------------------------------------------------

     (a)  Market Information:
          ------------------

          There is no public trading market for the Units, nor will one develop. Rather, Limited Partners may redeem Units as of the end of each month at Net Asset Value. Units redeemed prior to the end of the current Time Horizon are not assured of any minimum Net Asset Value per Unit by the Partnership's "principal protection" feature.

     (b)  Holders:
          -------

          As of December 31, 1997, there were 452 holders of Units, including the General Partner .

     (c)  Dividends:
          ---------

          The Partnership has made no distributions since trading commenced, nor does the General Partner presently intend to make any distributions in the future.

ITEM 6:   SELECTED FINANCIAL DATA
          -----------------------

          The following selected financial data has been derived from the audited financial statements of the Partnership.


                                            YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED
                                           DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
INCOME STATEMENT DATA                          1997           1996           1995           1994           1993
---------------------                      -------------  -------------  -------------  -------------  -------------
Revenues:

Trading Profits (Loss)

  Realized Gain (Loss)                      $ 1,801,922     $1,226,117     $2,374,649     $ (324,228)    $  382,507

  Change in Unrealized (Loss) Gain               40,042        (64,696)      (367,336)       (73,403)       (87,474)
                                            -----------     ----------     ----------     ----------     ----------

         Total Trading Results                1,841,964      1,161,421      2,007,313       (397,631)       295,033

Interest Income                                 588,693        453,093        407,304        355,496        353,974
                                            -----------     ----------     ----------     ----------     ----------

         Total Revenues                       2,430,657      1,614,514      2,414,617        (42,135)       649,007
                                            -----------     ----------     ----------     ----------     ----------

Expenses:

   Brokerage Commissions                          4,894          2,938          4,225          8,247          9,891

   Administrative Fees                          180,711        158,330        144,696        142,881        164,052
                                            -----------     ----------     ----------     ----------     ----------

        Total Expenses                          185,605        161,268        148,921        151,128        173,943
                                            -----------     ----------     ----------     ----------     ----------

        Income before Minority Interest       2,245,052      1,453,246      2,265,696       (193,263)       475,064

        Minority Interest Income                (90,502)       (28,850)       (12,942)             -              -
                                            -----------     ----------     ----------     ----------     ----------

                      Net Income (Loss)     $ 2,154,550     $1,424,396     $2,252,754      ($193,263)    $  475,064
                                            ===========     ==========     ==========     ==========     ==========

                                           DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                   1997           1996           1995           1994           1993
BALANCE SHEET DATA                          -----------     ----------     ----------     ----------     ----------
Fund Net Asset Value                        $10,762,615     $9,421,523     $8,623,082     $7,566,511     $8,748,614

Net Asset Value per Series A Unit               $270.32        $218.46        $186.57        $141.33        $144.72

                                   MONTH-END NET ASSET VALUE PER SERIES A UNIT
------------------------------------------------------------------------------------------------------------------
         JAN.     FEB.     MAR.     APR.      MAY     JUNE     JULY     AUG.     SEPT.    OCT.     NOV.     DEC.
------------------------------------------------------------------------------------------------------------------
 1993   $138.74  $140.38  $141.95  $138.85  $141.07  $140.99  $140.50  $144.51  $142.22  $144.75  $143.30  $144.72
------------------------------------------------------------------------------------------------------------------
 1994   $148.74  $144.86  $140.67  $140.72  $142.00  $138.44  $142.06  $146.14  $142.90  $145.19  $140.21  $141.33
------------------------------------------------------------------------------------------------------------------
 1995   $144.95  $149.87  $152.99  $157.25  $163.05  $166.23  $171.58  $172.09  $178.01  $177.64  $184.56  $186.57
------------------------------------------------------------------------------------------------------------------
 1996   $192.60  $192.04  $193.82  $194.68  $198.40  $199.74  $191.34  $193.92  $203.75  $210.32  $223.74  $218.46
------------------------------------------------------------------------------------------------------------------
 1997   $230.41  $231.23  $221.77  $231.83  $244.06  $252.44  $269.18  $256.52  $265.99  $260.51  $267.04  $270.32
------------------------------------------------------------------------------------------------------------------

        Pursuant to CFTC policy, monthly performance is presented from January 1, 1993, even though the Units were outstanding prior to such date.

                       THE GROWTH AND GUARANTEE FUND L.P.
                               DECEMBER 31, 1997

   Type of Pool:  Single-Advisor/Publicly-Offered/"Principal Protected"/(1)/
                     Inception of Trading:  August 5, 1987
                    Aggregate Subscriptions:    $148,349,450
                     Current Capitalization:   $10,762,615
                 Worst Monthly Drawdown/(2)/:  (4.70)%  (8/97)
           Worst Peak-to-Valley Drawdown/(3)/:  (6.93)%  (2/94-6/94)
                                 _____________

        Net Asset Value per Series A Unit, December 31, 1997:   $270.32

---------------------------------------------------------
               MONTHLY RATES OF RETURN/(4)/
---------------------------------------------------------
      MONTH         1997    1996    1995    1994     1993
---------------------------------------------------------
January             5.47%   3.23%   2.56%    2.77%   0.85%
---------------------------------------------------------
February            0.36   (0.29)   3.40    (2.61)   1.19
---------------------------------------------------------
March              (4.09)   0.93    2.08    (2.89)   1.12
---------------------------------------------------------
April               4.54    0.45    2.78     0.03   (2.19)
---------------------------------------------------------
May                 5.28    1.91    3.69     0.91    1.60
---------------------------------------------------------
June                3.43    0.67    1.95    (2.51)  (0.06)
---------------------------------------------------------
July                6.63   (4.21)   3.22     2.61   (0.67)
---------------------------------------------------------
August             (4.70)   1.35    0.30     2.88    3.19
---------------------------------------------------------
September           3.69    5.07    3.44    (2.22)  (1.59)
---------------------------------------------------------
October            (2.06)   3.22   (0.20)    1.61    1.78
---------------------------------------------------------
November            2.51    6.38    3.89    (3.43)  (1.00)
---------------------------------------------------------
December            1.23   (2.36)   1.09     0.80    0.99
---------------------------------------------------------
Compound Annual    23.76%  17.09%  32.01%  (2.34)%   5.20%
Rate of Return
---------------------------------------------------------


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

          (2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since January 1, 1993 by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

          (3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since January 1, 1993 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end. For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

          (4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total equity of the Fund as of the beginning of such month.

ITEM 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

     RESULTS OF OPERATIONS

          General.  The Fund is materially different from most other futures
          -------
funds in that it does not attempt to achieve speculative profits from taking long or short positions in a variety of markets. Rather, the Fund's objective is to capture a substantial portion of significant upside movements in the S&P 500 Stock Index (dividends not reinvested) while providing the protection of a maximum loss which can be incurred during any 18 month Time Horizon. The Fund's ability to capture upside S&P 500 Stock Index movements is based on a call options strategy, and is path dependent -- i.e., the extent to which the Fund is able to capture upside movements in the S&P 500 depends on the patterns in which such movements occur. For example, if the S&P 500 increased during a Time Horizon by a total of 25% but did so after incurring a 15% drop, it is likely the Fund would recognize little or none of the upward movement, because it would have lost all that it had available to lose during the Time Horizon in question during the course of the 15% drop.

          During the past 36 months of trading ending December 31, 1997, the S&P 500 Stock Index (dividends not reinvested) increased a total of 110.84%, whereas the Net Asset Value per Series A Unit increased 91.27%.

     PERFORMANCE SUMMARY

          The Fund's performance is dependent upon upwards movements in the S&P Stock Index, which the Fund attempts to capture through taking long positions in the S&P 500 Stock Index Futures Contract.

     1995
          During 1995, the Fund's average month-end Net Assets equaled $8,107,763, and the Fund recognized gross trading gains of $2,007,313 or 24.76% of such average month-end Net Assets. Brokerage commissions of $4,225 or 0.05% and Administrative expenses of $144,696 or 1.78% of average month-end Net Assets were paid. Interest income of $407,304 or 5.02% of average month-end Net Assets resulted in net income of $2,252,754 (after deduction of MLIP's Minority Interest in the Trading Partnership) or 27.79% of average month-end Net Assets which resulted in a 32.01% increase in the overall Net Asset Value of the Fund.

     1996
          During 1996, the Fund's average month-end Net Assets equaled $8,948,805, and the Fund recognized gross trading gains of $1,161,421 or 12.98% of such average month-end Net Assets. Brokerage commissions of $2,938 or 0.03% and Administrative expenses of $158,330 or 1.77% of average month-end Net Assets were paid. Interest income of $453,093 or 5.06% of average month-end Net Assets resulted in net income of $1,424,396 (after deduction of MLIP's Minority Interest in the Trading Partnership) or 15.92% of average month-end Net Assets, which resulted in a 17.09% increase in the Net Asset Value per Unit.

     1997
          During 1997, the Fund's average month-end Net Assets equaled $10,187,651, and the Fund recognized gross trading gains of $1,841,964 or 18.08% of such average month-end Net Assets. Brokerage commissions of $4,894 or 0.05% and Administrative expenses of $180,711 or 1.77% of average month-end Net Assets were paid. Interest income of $588,693 or 5.78% of average month-end Net Assets resulted in net income of $2,154,550 (after deduction of MLIP's Minority Interest in the Trading Partnership) or 21.15% of average month-end Net Assets, which resulted in a 23.74% increase in the Net Asset Value per Unit.

     IMPORTANCE OF MARKET FACTORS

          The performance of the Fund is dependent on the performance of the S&P 500 Stock Index Futures Contract. The Fund's trading strategy involves taking "long only" positions in this Contract, attempting to capture substantially all of any upward movement in the S&P 500 Stock Index, while providing the "downside protection" of assuring investors that they cannot lose more than 10% of the capital during any 18-month Time Horizon. The Fund's ability to achieve this objective is, however, "path dependent." Given different patterns of S&P 500

Stock Index movements during a Time Horizon, the Fund could capture all, most, or very little of the cumulative gain in the Index over a Time Horizon. Volatile S&P 500 markets are likely to minimize or reduce the percentage of any cumulative gain reflected in the performance of the Fund, as the Fund would be continually acquiring and liquidating S&P positions in response to fluctuating S&P 500 Index levels. On the other hand, in the case of a strongly upward trending S&P Index, the Fund would be likely to capture substantantly all of the cumulative gain in the Index over a Time Horizon. Comparisons between the Fund's performance in any given fiscal year to that in the prior fiscal year are no more, or less, meaningful than a comparison between S&P 500 Stock Index movements which took into account both the overall increase or decrease in the Index over the period and the pattern of price movements which resulted in such increase or decrease.

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

          The Partnership does not have, nor does it expect to have, any capital assets and has no material commitments for capital expenditures. The Partnership uses its assets to (i) assure the investors the protected minimum Net Asset Values as of the end of the Time Horizons and (ii) supply the necessary margin or premiums for, and to pay any losses incurred in connection with, its trading activity and to pay redemptions and fees. Inflation is not a significant factor in the Fund's profitability although inflationary cycles can give rise to the stock index futures markets in which the Fund trades exclusively. The Fund cannot be profitable during a Time Horizon unless the S&P 500 Stock Index market rises.

     THE YEAR 2000 COMPUTER ISSUE

     Merrill Lynch's modifications for Year 2000 systems compliance are proceeding according to plan and are expected to be completed in early 1999. Based on information currently available, the remaining expenditures are estimated at $200 million and will cover hardware and software upgrades, systems consulting, and computer maintenance. These expenditures are not expected to have a material adverse impact on Merrill Lynch's financial position, results of operations, or cash flows in future periods. However, the failure of Merrill Lynch's securities exchanges, clearing organizations, vendors, clients, or regulators to resolve their own processing issues in a timely manner could result in a material financial risk. Merrill Lynch is devoting necessary resources to address all Year 2000 issues in a timely manner.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

     Not applicable.

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

ITEM 9:   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

     There were no changes in or disagreements with accountants on accounting or financial disclosure.


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

          The directors and executive officers of MLIP as of February 1, 1998 and their business backgrounds are as follows.



John R. Frawley, Jr.                    Chairman, Chief Executive Officer,
                                        President and Director

Jeffrey F. Chandor                      Senior Vice President, Director of
                                        Sales, Marketing and Research and
                                        Director

Joseph H. Moglia                        Director

Allen N. Jones                          Director

Stephen G. Bodurtha                     Director

Michael A. Karmelin                     Chief Financial Officer, Vice
                                        President and Treasurer

Steven B. Olgin                         Vice President, Secretary and Director
                                        of Administration



          John R. Frawley, Jr. was born in 1943. Mr. Frawley is Chairman, Chief Executive Officer, President and a Director of MLIP and Co-Chairman of MLF. He joined Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S") in 1966 and has served in various positions, including Retail and Institutional Sales, Manager of New York Institutional Sales, Director of Institutional Marketing, Senior Vice President of Merrill Lynch Capital Markets and Director of International Institutional Sales. Mr. Frawley holds a Bachelor of Science degree from Canisius College. Mr. Frawley served on the CFTC's Regulatory Coordination Advisory Committee from its formation in 1990 through its dissolution in 1994. Mr. Frawley is currently serving his fourth consecutive one-year term as Chairman of the Managed Funds Association (formerly, the Managed Futures Association), a national trade association that represents the managed futures, hedge funds and fund of funds industry. Mr. Frawley is also a Director of that organization. Mr. Frawley currently serves on a panel created by the Chicago Mercantile Exchange and The Board of Trade of the City of Chicago to study cooperative efforts related to electronic trading, common clearing and the issues regarding a potential merger.

          Jeffrey F. Chandor was born in 1942. Mr. Chandor is Senior Vice President, the Director of Sales, Marketing and Research and a Director of MLIP. He joined MLPF&S in 1971 and has served as the Product Manager of International Institutional Equities, Equity Derivatives and Mortgage-Backed Securities as well as Managing Director of International Sales in the United States, and Managing Director of Sales in Europe. Mr. Chandor holds a Bachelor of Arts degree from Trinity College, Hartford, Connecticut.

          Joseph H. Moglia was born in 1949. He is a director of MLIP. In 1971, he graduated from Fordham University with a Bachelor of Arts degree in Economics. He later received his Master of Science degree from the University of Delaware. He taught at the high school and college level for sixteen years. Mr. Moglia joined MLPF&S in 1984, and has served in a number of senior roles, including Director of New York Fixed Income Institutional Sales, Director of Global Fixed Institutional Sales, and Director of the Municipal Division. He is currently Senior Vice President and Director of the Investment Strategy and Product Group in Merrill Lynch Private Client, and Director of Middle Markets.

          Allen N. Jones was born in 1942. Mr. Jones is a Director of MLIP and, from July 1995 until January 1998, Mr. Jones was Chairman of the Board of Directors of MLIP. Mr. Jones graduated from the University of Arkansas with a Bachelor of Science, Business Administration degree in 1964. Since June 1992, Mr. Jones has held the position of Senior Vice President of MLPF&S. From June 1992 through February 1994, Mr. Jones was the President and Chief Executive Officer of Merrill Lynch Insurance Group, Inc. ("MLIG") and remains on the Board of Directors of MLIG and its subsidiary companies. From February 1994 to April 1997, Mr. Jones was the Director of Individual Financial Services of the Merrill Lynch Private Client Group. In April 1997, Mr. Jones became the Director of Private Client marketing.

          Stephen G. Bodurtha was born in 1958. Mr. Bodurtha is a Director of MLIP. In 1980, Mr. Bodurtha graduated from Wesleyan University, Middletown, Connecticut with a Bachelor of Arts degree in Government, magna cum laude. From 1980 to 1983, Mr. Bodurtha worked in the Investment Banking Division of Merrill Lynch. In 1985, he was awarded his Master of Business Administration degree from Harvard University, where he also served as Associates Fellow (1985-1986). From 1986 to 1989, Mr. Bodurtha held the positions of Associate and Vice President with Kidder, Peabody & Co., Incorporated where he worked in their Financial Futures & Options Group. Mr. Bodurtha joined MLPF&S in 1989 and has held the position of First Vice President since 1995. He has been the Director in charge of MLPF&S's Structured Investments Group since 1995.

          Michael A. Karmelin was born in 1947. Mr. Karmelin is Chief Financial Officer, Vice President and Treasurer of MLIP. Prior to joining MLIP in April 1997, Mr. Karmelin was Chief Financial Officer of Merrill Lynch, Hubbard Inc. ("ML Hubbard"), a sponsor of real estate limited partnerships. Mr. Karmelin joined ML Hubbard in January 1994 and was a Vice President of ML Hubbard. From May 1994 to April 1997, he was the Chief Financial Officer of ML Hubbard, responsible for its accounting, treasury and tax functions. Prior to joining ML Hubbard, Mr. Karmelin held several senior financial positions with ML&Co and MLPF&S from December 1985 to December 1993, including Vice President/Senior Financial Officer Corporate Real Estate and Purchasing, Manager Commitment Control/Capital Budgeting, and Senior Project Manager/Project Analysis. Prior to joining ML&Co., Mr. Karmelin was employed at Avco Corporation for 17 years, where he held a variety of financial positions. Mr. Karmelin holds a B.B.A. degree in Accounting from Baruch College, C.U.N.Y. and a Master of Business Administration degree in Corporate Strategy and Finance from New York University. Mr. Karmelin passed the Certified Public Accounting examination in 1974 and is a member of the Treasury Management Association, the Institute of Management Accountants and The Strategic Leadership Forum.

          Steven B. Olgin was born in 1960. Mr. Olgin is Vice President, Secretary and the Director of Administration of MLIP. He joined MLIP in July 1994 and became a Vice President in July 1995. From 1986 until July 1994, Mr. Olgin was an associate of the law firm of Sidley & Austin. In 1982, Mr. Olgin graduated from The American University with a Bachelor of Science degree in Business Administration and a Bachelor of Arts degree in Economics. In 1986, he received his Juris Doctor degree from The John Marshall Law School. Mr. Olgin is a member of the Managed Funds Association's Government Relations Committee and has served as an arbitrator for the NFA. Mr. Olgin is also a member of the Committee on Futures Regulation of the Association of the Bar of the City of New York.

          Messrs. Moglia and Bodurtha became Directors in January 1998.

          As of December 31, 1997, the principals of MLIP had no investment in the Fund, and MLIP's general partner interest in the Fund was valued at $183,819.

          MLIP acts as general partner to twelve public futures funds whose units of limited partnership interest are registered under the Securities Exchange Act of 1934: The Futures Expansion Fund Limited Partnership, ML Futures Investments L.P., ML Futures Investments II L. P., John W. Henry & Co./Millburn L.P., The S.E.C.T.O.R. Strategy Fund(SM) L.P., The SECTOR Strategy Fund(SM) II L.P., The SECTOR Strategy Fund(SM) V L.P., The SECTOR Strategy Fund(SM) VI L.P., ML Global Horizons L.P., ML Principal Protection L.P. (formerly, ML Principal Protection Plus L.P.), ML JWH Strategic Allocation Fund L.P. and the Fund. Because MLIP serves as the sole general partner of each of these funds, the officers and directors of MLIP effectively manage them as officers and directors of such funds.

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

          See Item 10(a)(b) above.

     (f) Involvement in Certain Legal Proceedings:
         ----------------------------------------

          None.

     (g)  Promoters and Control Persons:
          -----------------------------

          Not applicable.

ITEM 11:  EXECUTIVE COMPENSATION
          ----------------------

     The directors and officers of the General Partner are remunerated by the General Partner in their respective positions. The Partnership does not itself have any officers, directors or employees. The Partnership pays Brokerage Commissions to an affiliate of the General Partner. The General Partner or its affiliates may also receive certain economic benefits from holding certain of the Fund's dollar Available Assets in offset accounts, as described in Item 1(c) above. The directors and officers receive no "other compensation" from the Partnership, and the directors receive no compensation for serving as directors of the General Partner. There are no compensation plans or arrangements relating to a change in control of either the Partnership or the General Partner.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     (a) Security Ownership of Certain Beneficial Owners:
         -----------------------------------------------

          As of December 31, 1997, no person or "group" is known to be or have been the beneficial owner of more than five percent of the Units.

     (b) Security Ownership of Management:
         --------------------------------

          As of December 31, 1997, the General Partner owned 680 Units (unit-equivalent general partnership interests), which was less than 2% of the total Units outstanding.

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

          In 1997 the Partnership paid: (i) Brokerage Commissions of $4,894 to the Commodity Broker, and (ii) Administrative Fees of $180,711 to the General Partner, which included $32,975 in consulting and advisory fees paid by the Commodity Broker to the Trading Advisors. In addition, MLIP and its affiliates may have derived certain economic benefits from maintaining a portion of the Fund's assets in "offset accounts," as described under Item 1(c), "Narrative Description of Business -- Use of Proceeds and Interest Income -- Interest Earned on the Fund's U.S. Dollar Available Assets" and "Executive Compensation" herein.

          See Item 1(c), "Narrative Description of Business -- Charges" and "-- Description of Current Charges" for a discussion of other business dealings between MLIP affiliates and the Partnership.

     (c)  Indebtedness of Management:
          --------------------------

          The Partnership is prohibited from making any loans, to management or otherwise.

     (d)  Transactions with Promoters:
          ---------------------------

          Not applicable.

                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

        (a)1.  Financial Statements (found in Exhibit 13.01):  Page
               ----------------------------------------------  ----

       Independent Auditors' Report                             1

       Consolidated Statements of Financial Condition
       as of December 31, 1997 and 1996                         2

       For the years ended December 31, 1997,
       1996 and 1995:
               Consolidated Statements of Income                3
               Consolidated Statements of Changes in
               Partners' Capital                                4

       Notes to Consolidated Financial Statements            5-10

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

          (a)3.  Exhibits:
                 --------

          The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation    Description
-----------    -----------

3.02           Amended and Restated Limited Partnership Agreement of the
               Partnership.

Exhibit 3.02: Is incorporated herein by reference from Exhibit 3.01 contained in Amendment No. 2 (as Exhibit A) to the Registration Statement (File No. 33-13175) filed on June 10, 1987, on Form S-1 under the Securities Act of 1933 (the "Registrant's Registration Statement").

3.04 Amended and Restated Certificate of Limited Partnership of the Partnership, dated July 27, 1995.

Exhibit 3.04: Is incorporated by reference from Exhibit 3.04 contained in the Registrant's report on Form 10-Q for the Quarter Ended June 30, 1995.

3.05 Certificate of Limited Partnership of the Trading Partnership dated June 24, 1994.

Exhibit 3.05: Is incorporated herein by reference from Exhibit 3.05 contained in the Registrant's report on Form 10-K for the year ended December 31, 1996.

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

10.02 Form of Consulting Agreement between each the Partnership and Merrill Lynch Futures Inc.

Exhibit 10.02: Is incorporated herein by reference from Exhibit 10.02 contained in the Registrant's Registration Statement.

10.04 Form of Customer Agreement between the Partnership and Merrill Lynch Futures Inc.

Exhibit 10.04: Is incorporated herein by reference from Exhibit 10.04 contained in the Registrant's Registration Statement.

13.01          1997 Annual Report and Independent Auditors' Report.

Exhibit 13.01: Is filed herewith.


28.01          Prospectus of the Partnership dated June 12, 1987.

Exhibit 28.01: Is incorporated by reference as filed with the Securities and
               Exchange Commission pursuant to Rule 424 under the Securities Act of 1933, on June 12, 1987.


     (b)  Report on Form 8-K:
          ------------------

          No reports on Form 8-K were filed during the fourth quarter of 1997.

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

                              THE GROWTH AND GUARANTEE FUND L.P.

                              By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                              General Partner

                              By: /s/ John R. Frawley, Jr.
                                  ------------------------
                              John R. Frawley, Jr.
                              Chairman, Chief Executive Officer, President
                                and Director (Principal Executive Officer)


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 25, 1998 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature                                            Title                                Date
---------                                            -----                                ----

/s/ John R. Frawley, Jr.    Chairman, Chief Executive Officer, President             March 25, 1998
--------------------------  and Director (Principal Executive Officer)
John R. Frawley, Jr.

/s/ Michael A. Karmelin     Vice President, Chief Financial Officer, and             March 25, 1998
--------------------------  Treasurer (Principal Financial and Accounting Officer)
Michael A. Karmelin

/s/ Jeffrey F. Chandor      Senior Vice President, Director of Sales,                March 25, 1998
--------------------------  Marketing and Research, and Director
Jeffrey F. Chandor

/s/ Allen N. Jones          Director                                                 March 25, 1998
--------------------------
Allen N. Jones

(Being the principal executive officer, the principal financial and accounting officer and a majority of the directors of Merrill Lynch Investment Partners
Inc.)

MERRILL LYNCH INVESTMENT    General Partner of Registrant                            March 25, 1998
  PARTNERS INC.

By: /s/ John R. Frawley, Jr.
    ----------------------------
     John R. Frawley, Jr.

                       THE GROWTH AND GUARANTEE FUND L.P.

                                 1997 FORM 10-K

                               INDEX TO EXHIBITS
                               -----------------


                  Exhibit
                  -------

Exhibit 13.01     1997 Annual Report and Independent Auditors' Report