Form 10-Q
period 1998-03-31
GROWTH & GUARANTEE FUND L P
filed 1998-05-11
CIK 812188

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998
                               --------------

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

                                  212-236-9757
              ----------------------------------------------------
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

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------


                                                                           March 31,      December 31,
                                                                             1998             1997
                                                                        ---------------  ---------------

ASSETS
------
Accrued interest                                                                $9,893           $9,255
U.S. Government obligations                                                  9,478,788        8,775,472
Equity in commodity futures trading accounts:
  Cash and options premium                                                   1,910,756        2,309,206
  Net unrealized profit (loss) on open contracts                               606,425         (100,288)
                                                                        ---------------  ---------------

         TOTAL                                                             $12,005,862      $10,993,645
                                                                        ===============  ===============

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
LIABILITIES:
  Redemptions payable                                                         $123,031          $65,958
  Administrative fees and brokerage
    commissions payable                                                         18,594           16,777
                                                                        ---------------  ---------------

      Total liabilities                                                        141,625           82,735
                                                                        ---------------  ---------------

Minority Interest                                                              240,167          148,295
                                                                        ---------------  ---------------

PARTNERS' CAPITAL:
  General Partner (680 and 680 Units)                                          203,061          183,819
  Limited Partners (38246 and 39134 Units)                                  11,421,009       10,578,796
                                                                        ---------------  ---------------

      Total partners' capital                                               11,624,070       10,762,615
                                                                        ---------------  ---------------

         TOTAL                                                             $12,005,862      $10,993,645
                                                                        ===============  ===============

NET ASSET VALUE PER UNIT

      (Based on 38926 and 39814 Units outstanding)                             $298.62          $270.32
                                                                        ===============  ===============

See notes to consolidated financial statements.

                       THE GROWTH AND GUARANTEE FUND L.P.
                       ----------------------------------
                        (a Delaware limited partnership)
                        --------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------


                                            For the three      For the three
                                             months ended       months ended
                                              March 31,          March 31,
                                                1998                1997
                                           ---------------    ---------------
REVENUES:
    Trading profit (loss):
      Realized:
          Options and Futures                    $423,650           $620,250
          U.S. Government obligations              26,564              8,434
      Change in unrealized:
          Options and Futures                     706,713           (522,350)
          U.S. Government obligations             (45,176)           (45,583)
                                           ---------------    ---------------

            Total trading results               1,111,751             60,751
                                           ---------------    ---------------

    Interest income:
      Options and Futures                          33,036             24,537
      U.S. Government obligations                 119,215            112,171
                                           ---------------    ---------------

            Total revenues                      1,264,002            197,459
                                           ---------------    ---------------

EXPENSES:
    Brokerage commissions                           1,706              1,600
    Administrative fees                            49,721             42,099
                                           ---------------    ---------------

            Total expenses                         51,427             43,699
                                           ---------------    ---------------

NET INCOME BEFORE
    MINORITY INTEREST                           1,212,575            153,760
    Minority interest on income                   (91,873)             1,559
                                           ---------------    ---------------

NET INCOME                                     $1,120,702           $155,319
                                           ===============    ===============


NET INCOME PER UNIT:
    Weighted average number of units
      outstanding                                  39,645             42,175
                                           ===============    ===============

    Weighted average net income
      per Limited Partner
      and General Partner Unit                     $28.27              $3.68
                                           ===============    ===============

See notes to consolidated financial statements.

                       THE GROWTH AND GUARANTEE FUND L.P.
                       ----------------------------------
                        (a Delaware limited partnership)
                        --------------------------------


             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             -------------------------------------------------------
               For the three months ended March 31, 1998 and 1997
               --------------------------------------------------

                                   Units          Limited Partners    General Partner          Total
                              ----------------   -----------------   -----------------   ------------------
PARTNERS' CAPITAL,
  December 31, 1996                    43,127          $9,272,971            $148,552           $9,421,523

Net income                              -                 153,068               2,251              155,319

Redemptions                            (1,598)           (366,992)             -                  (366,992)
                              ----------------   -----------------   -----------------   ------------------

PARTNERS' CAPITAL,
  March 31, 1997                       41,529          $9,059,047            $150,803           $9,209,850
                              ================   =================   =================   ==================

PARTNERS' CAPITAL,
  December 31, 1997                    39,814         $10,578,796            $183,819          $10,762,615

Net income                              -               1,101,460              19,242            1,120,702

Redemptions                              (888)           (259,247)           -                    (259,247)
                              ----------------   -----------------   -----------------   ------------------

PARTNERS' CAPITAL,
  March 31, 1998                       38,926         $11,421,009            $203,061          $11,624,070
                              ================   =================   =================   ==================


See notes to consolidated financial statements.

                       THE GROWTH AND GUARANTEE FUND L.P.
                       ----------------------------------
                        (a Delaware limited partnership)
                        --------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These consolidated financial statements have been prepared without audit. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The Growth and Guarantee Fund L.P. (the "Partnership" or the "Fund") as of March 31, 1998 and the results of its operations for the three months ended March 31, 1998 and 1997. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

     Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with general accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997 (the "Annual Report").

2.   FAIR VALUE AND OFF-BALANCE SHEET RISK

The Partnership's total trading results by reporting category for the respective periods were as follows:


                       For the three         For the three
                        months ended          months ended
                         March 31,             March 31,
                           1998                   1997
                    --------------------  ---------------------

Interest rate                 $-                      $(35,399)
Stock indices                 1,111,751                 96,150
                    --------------------  ---------------------
                             $1,111,751                $60,751
                    ====================  =====================



The contract/notional values of the Partnership's open derivative instrument positions as of March 31, 1998 and December 31, 1997 were as follows:



                                        1998                                               1997
                      -------------------------------------------        -------------------------------------------
                        Commitment to            Commitment to             Commitment to            Commitment to
                           Purchase                  Sell                    Purchase                   Sell
                      (Futures & Options)      (Futures & Options)       (Futures & Options)      (Futures & Options)
                      -------------------      ------------------        ------------------       ------------------
Stock  Indices               $11,446,150         $     -                       $10,573,450          $     -
                      ===================      ==================        ==================       ==================

The contract/notional values of exchange traded open contracts as of March 31, 1998 and December 31, 1997 were as follows (the Partnership does not trade non-exchange-traded derivative instruments):


                                          1998                                             1997
                      -------------------------------------------       -------------------------------------------
                        Commitment to            Commitment to            Commitment to           Commitment to
                           Purchase                  Sell                   Purchase                   Sell
                      (Futures & Options)      (Futures & Options)      (Futures & Options)     (Futures & Options)
                      -------------------      ------------------       ------------------      -------------------
Exchange
   traded                    $11,446,150         $     -                      $10,573,450          $     -
                      ===================      ==================       ==================      ===================

The average fair values, based on contract notional values, of the derivative instruments held or issued as of the end of each calendar month during the three months ended March 31, 1998 and the year ended December 31, 1997 were as follows:

                                         1998                                                1997
                      -------------------------------------------         --------------------------------------------
                        Commitment to            Commitment to              Commitment to            Commitment to
                           Purchase                  Sell                      Purchase                   Sell
                      (Futures & Options)      (Futures & Options)        (Futures & Options)      (Futures & Options)
                      -------------------      ------------------         -------------------      -------------------
Stock  Indices               $10,515,008          $    -                          $9,593,706          $     -
                      ===================      ==================         ===================      ===================


The gross unrealized profit and the net unrealized profit (loss) on open contracts as of March 31, 1998 and December 31, 1997 were as follows:


                                            1998                                               1997
                      ----------------------------------------------      ----------------------------------------------
                             Gross                      Net                     Gross                       Net
                          Unrealized                 Unrealized               Unrealized                Unrealized
                            Profit                     Profit                   Profit                     Loss
                      --------------------       -------------------      -------------------       --------------------
Exchange
   traded                        $646,900                  $606,425          $      -                         $(100,288)
                      ====================       ===================      ===================       ====================

Item 2:       Management's Discussion and Analysis of Financial
              -------------------------------------------------
              Condition and Results of Operations
              -----------------------------------

Results of Operations
---------------------

        During the first 3 months of trading ending March 31, 1997, the S&P 500 Stock Index (dividends not reinvested) increased a total of 2.69%, whereas the Net Asset Value per Series A unit increased 1.52%.

        During the first 3 months of trading ending March 31, 1998 the S&P 500 Stock Index (dividends not reinvested) increased a total of 13.53%, whereas the Net Asset Value per Series A unit increased 10.47%.

        On February 10, 1998, the NAV of the Fund increased to $282.15, a level triggering a "New Profits Lock-in." Based upon the $282.15 per Unit NAV as of the beginning of the current Time Horizon, which ends at the close of business on July 31, 1999, the New Protected Minimum NAV is $253.94 per Unit. The Fund will experience a "New Profits Lock-In" if the NAV reaches $310.37 per Series A Unit.

Performance Summary
-------------------

        During the first three months of 1997, the Fund's average month-end Net Assets equaled $9,521,632 and the Fund recognized gross trading gains of $60,751 or 0.64% of such average month-end Net Assets. Brokerage commissions of $1,600 or 0.02% and Administrative fees of $42,099 or 0.44% of average month-end Net Assets were paid. Interest income of $136,708 or 1.44% of average month-end Net Assets resulted in net income of $155,319 (after adding back Merrill Lynch Investment Partners Inc. ("MLIP's) "Minority Interest" loss of $1,559 in the Trading Partnership) or 1.63% of average month-end Net Assets which resulted in a 1.52% increase in the Net Asset Value per Series A Unit since December 31, 1996.

     During the first three months of 1998, the Fund's average month-end Net Assets equaled $11,261,780, and the Fund recognized gross trading gains of $1,111,751 or 9.87% of such average month-end Net Assets. Brokerage commissions of $1,706 or .02% and Administrative fees of $49,721 or 0.44% of average month-end Net Assets were paid. Interest income of $152,251 or 1.35% of average month-end Net Assets resulted in net income of $1,120,702 (after deduction of MLIP's "Minority Interest" of $91,873 in the Trading Partnership) or 9.95% of average month-end Net Assets which resulted in a 10.47% increase in the Net Asset Value per Unit since December 31, 1997.

                       MONTH-END NET ASSET VALUE PER UNIT

                     -----------------------------------
                          Jan.        Feb.      Mar.
                     -----------------------------------
                     1997 $230.41     $231.23   $221.77
                     -----------------------------------
                     1998 $273.20     $287.07   $298.62
                     -----------------------------------

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          Not Applicable

                           PART II - OTHER INFORMATION


Item 1.        Legal Proceedings

               There are no pending proceedings to which the Partnership or the General Partner is a party.

Item 2.        Changes in Securities and Use of Proceeds

               (a)  None.
               (b)  None.
               (c)  None.
               (d)  None.

Item 3.        Defaults Upon Senior Securities

               None.

Item 4.        Submission of Matters to a Vote of Security Holders

               None.

Item 5.        Other Information

               Mr. Michael A. Karmelin, Chief Financial Officer, Vice President and Treasurer of MLIP, has announced that he will resign from MLIP effective April 15, 1998 to pursue other business opportunities. MLIP expect to announce his successor in the near future.

Item 6.        Exhibits and Reports on Form 8-K.

                  (a)  Exhibits

                  There are no exhibits required to be filed as part of this report.

                  (b)  Reports on Form 8-K

                  There were no reports on Form 8-K filed during the first three months of fiscal 1998.

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




                                   THE GROWTH AND GUARANTEE FUND L.P.
                                   ----------------------------------




                                   By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                           (General Partner)






Date: May 11, 1998                 By /s/ JOHN R. FRAWLEY JR.
                                      -----------------------
                                      John R. Frawley, Jr.
                                      Chairman, Chief Executive Officer,
                                      President and Director






Date:  May 11, 1998                By /s/ SERGIO M. PAVONE
                                      --------------------
                                      Sergio M. Pavone
                                      Vice President and Controller
                                      (Chief Accounting Officer)