Form 10-Q
period 1998-06-30
GROWTH & GUARANTEE FUND L P
filed 1998-08-13
CIK 812188

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1998
                                 -------------

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

                                 212-236-5662
            ------------------------------------------------------
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

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                                                         June 30,           December 31,
                                                                           1998                1997
                                                                     ------------------  ------------------
    ASSETS
    ------
    Accrued interest                                                  $          8,688    $        $ 9,255
    U.S. Government obligations                                              9,476,703           8,775,472
    Equity in commodity futures trading accounts:
        Cash and options premium                                             2,138,750           2,309,206
        Net unrealized profit (loss) on open contracts                         113,150            (100,288)
                                                                     ------------------  ------------------

                    TOTAL                                             $     11,737,291    $     10,993,645
                                                                     ==================  ==================

    LIABILITIES AND PARTNERS' CAPITAL
    ----------------------------------
    LIABILITIES:
        Redemptions payable                                           $         38,341    $         65,958
        Administrative fees and brokerage
            commissions payable                                                 18,447              16,777
                                                                     ------------------  ------------------

                Total liabilities                                               56,788              82,735
                                                                     ------------------  ------------------

    Minority Interest                                                           29,134             148,295
                                                                     ------------------  ------------------

    PARTNERS' CAPITAL:
      General Partner (390 and 680 Units)                                      118,675             183,819
      Limited Partners (37900 and 39134 Units)                              11,532,694          10,578,796
                                                                     ------------------  ------------------
                Total partners' capital                                     11,651,369          10,762,615
                                                                     ------------------  ------------------

                    TOTAL                                             $     11,737,291    $     10,993,645
                                                                     ==================  ==================

       NET ASSET VALUE PER UNIT

           (Based on 38290 and 39814 Units outstanding)               $         304.29    $         270.32
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

                       THE GROWTH AND GUARANTEE FUND L.P.
                       ----------------------------------
                        (a Delaware limited partnership)
                        --------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------

                                            For the three      For the three       For the six          For the six
                                             months ended       months ended       months ended         months ended
                                              June 30,            June 30,           June 30,            June 30,
                                                1998                1997               1998                1997
                                          ------------------  -----------------  -----------------   ------------------
REVENUES:
    Trading profit (loss):
      Realized:
          Options and Futures              $        574,525    $       426,100    $       998,175     $      1,046,350
           U.S. Government obligations                 (235)            (3,577)            26,329                4,857
     Change in unrealized:
          Options and Futures                      (494,088)           780,500            212,625              258,150
           U.S. Government obligations               14,027             25,256            (31,149)             (20,327)
                                          ------------------  -----------------  -----------------   ------------------

            Total trading results                    94,229          1,228,279          1,205,980            1,289,030
                                          ------------------  -----------------  -----------------   ------------------

     Interest income:
       Options and Futures                           29,384             22,961             62,420               47,498
       U.S. Government obligations                  126,379            118,089            245,594              230,260
                                          ------------------  -----------------  -----------------   ------------------

            Total revenues                          249,992          1,369,329          1,513,994            1,566,788
                                          ------------------  -----------------  -----------------   ------------------
EXPENSES:
    Brokerage commissions                             1,438              1,113              3,144                2,713
    Administrative fees                              50,835             44,012            100,556               86,111
                                          ------------------  -----------------  -----------------   ------------------

            Total expenses                           52,273             45,125            103,700               88,824
                                          ------------------  -----------------  -----------------   ------------------

    INCOME BEFORE
    MINORITY INTEREST                               197,719          1,324,204          1,410,294            1,477,964
    Minority interest on income                      19,034            (54,854)           (72,839)             (53,294)
                                          ------------------  -----------------  -----------------   ------------------

NET INCOME                                 $        216,753    $     1,269,350    $     1,337,455     $      1,424,670
                                          ==================  =================  =================   ==================


NET INCOME PER UNIT:
    Weighted average number of units
        outstanding                                  38,707             41,380             39,178               41,779
                                          ==================  =================  =================   ==================

    Weighted average net income
       per Limited Partner
      and General Partner Unit             $           5.60    $         30.68    $         34.14     $          34.10
                                          ==================  =================  =================   ==================

See notes to consolidated financial statements.

                       THE GROWTH AND GUARANTEE FUND L.P.
                      -----------------------------------
                        (a Delaware limited partnership)
                        --------------------------------


            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            -------------------------------------------------------
                For the six months ended June 30, 1998 and 1997
                -----------------------------------------------

                             Units       Limited Partners  General Partner           Total

                          -------------- ----------------  -----------------   ------------------
PARTNERS' CAPITAL,
  December 31, 1996            43,127        $ 9,272,971        $ 148,552          $ 9,421,523

Net income                     -               1,401,562           23,108            1,424,670

Redemptions                    (1,911)          (441,564)          -                  (441,564)
                        -------------- --------------------  -------------   ------------------

PARTNERS' CAPITAL,

  June 30, 1997                41,216       $ 10,232,969        $ 171,660         $ 10,404,629
                        ============== ====================   ============   ==================
PARTNERS' CAPITAL,

  December 31, 1997            39,814       $ 10,578,796        $ 183,819         $ 10,762,615

Net income                     -               1,317,129           20,326            1,337,455

Redemptions                    (1,524)          (363,231)         (85,470)            (448,701)
                        -------------- --------------------   ------------   ------------------
PARTNERS' CAPITAL,
  June 30, 1998                38,290       $ 11,532,694        $ 118,675         $ 11,651,369
                        ============== ====================   ============   ==================

See notes to consolidated financial statements.

                       THE GROWTH AND GUARANTEE FUND L.P.
                       ----------------------------------
                        (a Delaware limited partnership)
                        --------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   These consolidated financial statements have been prepared without audit. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The Growth and Guarantee Fund L.P. (the "Partnership" or the "Fund") as of June 30, 1998 and the results of its operations for the six months ended June 30, 1998 and 1997. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997 (the "Annual Report").

2. FAIR VALUE AND OFF-BALANCE SHEET RISK

The Partnership's total trading results by reporting category for the respective periods were as follows:

                     For the three      For the three        For the six       For the six
                      months ended       months ended        months ended      months ended
                        June 30,           June 30,           June 30,          June 30,
                          1998               1997               1998              1997
                    -----------------  -----------------   ----------------  ----------------
Interest rate        $        (4,820)   $        22,816     $       (4,820)   $      (12,583)
Stock indices                 99,049          1,205,463          1,210,800         1,301,613
                    -----------------  -----------------   ----------------  ----------------
                     $        94,229    $     1,228,279     $    1,205,980    $    1,289,030
                    =================  =================   ================  ================

The contract/notional values of the Partnership's open derivative instrument positions as of June 30, 1998 and December 31, 1997 were as follows:

                                          1998                                              1997
                      -------------------------------------------        -------------------------------------------
                        Commitment to            Commitment to             Commitment to            Commitment to
                           Purchase                  Sell                    Purchase                   Sell
                      (Futures & Options)      (Futures & Options)       (Futures & Options)      (Futures & Options)
                      -------------------      ------------------        ------------------       ------------------
Stock Indices          $      11,173,850               -                  $     10,573,450                -
                      ===================      ==================        ==================       ==================

The contract/notional values of the Partnership's open derivative instrument positions as of June 30, 1998 and December 31, 1997 were as follows:

                                         1998                                             1997
                      -------------------------------------------       -------------------------------------------
                        Commitment to            Commitment to            Commitment to           Commitment to
                           Purchase                  Sell                   Purchase                   Sell
                      (Futures & Options)      (Futures & Options)      (Futures & Options)     (Futures & Options)
                      -------------------      ------------------       ------------------      -------------------
Exchange
   traded              $      11,173,850               -                 $     10,573,450                -
                      ===================      ==================       ==================      ===================

The average fair values, based on contract notional values, of the derivative instruments held or issued as of the end of each calendar month during the six months ended June 30, 1998 and the year ended December 31, 1997 were as follows:

                                          1998                                                1997
                      -------------------------------------------         --------------------------------------------
                        Commitment to            Commitment to              Commitment to            Commitment to
                           Purchase                  Sell                      Purchase                   Sell
                      (Futures & Options)      (Futures & Options)        (Futures & Options)      (Futures & Options)
                      -------------------      ------------------         -------------------      -------------------
Stock Indices          $      10,715,531               -                   $       9,593,706                -
                      ===================      ==================         ===================      ===================

The gross unrealized profit and the net unrealized profit (loss) on open contracts as of June 30, 1998 and December 31, 1997 were as follows:

                                     1998                                       1997
                   --------------------------------------      ---------------------------------------
                       Gross                   Net                 Gross                   Net
                     Unrealized             Unrealized           Unrealized             Unrealized
                       Profit                 Profit               Profit                  Loss
                   ---------------        ---------------      ---------------       -----------------
Exchange
   traded           $     138,750          $     113,150              -               $      (100,288)
                   ===============        ===============      ===============       =================

Item 2:  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------

Results of Operations
----------------------

    During the 3 months of trading ending June 30, 1997, the S&P 500 Stock Index (dividends not reinvested) increased a total of 15.43%, whereas the Net Asset Value per Series A unit increased 15.55%.

    During the 3 months of trading ending June 30, 1998 the S&P 500 Stock Index (dividends not reinvested) increased a total of 2.96%, whereas the Net Asset Value per Series A unit increased 1.90%.

    On February 10, 1998, the NAV of the Fund increased to $282.15, a level triggering a "New Profits Lock-in." Based upon the $282.15 per Unit NAV as of the beginning of the current Time Horizon, which ends at the close of business on July 31, 1999, the New Protected Minimum NAV is $253.94 per Unit. The Fund will experience a "New Profits Lock-In" if the NAV reaches $310.37 per Series A Unit.

Performance Summary
-------------------


  During the first six months of 1997, the Fund's average month-end Net Assets equaled $9,671,439 and the Fund recognized gross trading gains of $1,289,030 or 13.33% of such average month-end Net Assets. Brokerage commissions of $2,713 or 0.03% and Administrative fees of $86,111 or 0.89% of average month-end Net Assets were paid. Interest income of $277,758 or 2.87% of average month-end Net Assets resulted in net income of $1,424,670 (after deduction of Merrill Lynch Investment Partners Inc. ("MLIP's) "Minority Interest" of $53,294 in the Trading Partnership) or 14.73% of average month-end Net Assets which resulted in a 15.55% increase in the Net Asset Value per Series A Unit since December 31, 1996.

  During the first six months of 1998, the Fund's average month-end Net Assets equaled $11,326,553, and the Fund recognized gross trading gains of $1,205,980 or 10.65% of such average month-end Net Assets. Brokerage commissions of $3,144 or .03% and Administrative fees of $100,556 or 0.89% of average month-end Net Assets were paid. Interest income of $308,014 or 2.72% of average month-end Net Assets resulted in net income of $1,337,455 (after deduction of MLIP's "Minority Interest" of $72,839 in the Trading Partnership) or 11.81% of average month-end Net Assets which resulted in a 12.57% increase in the Net Asset Value per Unit since December 31, 1997.


        Jan.       Feb.       Mar.      Apr       May       Jun
        ----------------------------------------------------------
1997   $230.41    $231.23   $221.77   $231.83   $244.06   $252.44
------------------------------------------------------------------
1998   $273.20    $287.07   $298.62   $300.27   $294.72   $304.29
------------------------------------------------------------------

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

(a)     None.
(b)     None.
(c)     None.
(d)     None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

     Effective May 11, 1998, Jo Ann Di Dario became a Vice President, Treasurer and Chief Financial Officer of Merrill Lynch Investment Partners Inc. (AMLIP@). Ms. Di Dario was born in 1946. Before joining MLIP, she was self-employed for one year. From February 1996 to May 1997, she worked as a consultant for Global Asset Management, an international mutual fund organizer and operator headquartered in London, where she offered advice on restructuring the back office operations. From May 1992 to January 1996, Ms. Di Dario served as Vice President of Meridian Bank Corporation, a regional bank holding company. She was responsible for managing the treasury operations of the bank holding company and its wholly-owned subsidiary, Meridian Investment Company Inc. Ms. Di Dario managed the domestic treasury operation of First Fidelity Bank, a regional bank, from September 1991 to May 1992. From 1985 until December 1990, Ms. Di Dario was Vice President, Secretary and Controller of Caxton Corporation, a commodity pool operator and commodity trading advisor. Her background includes seven years of public accounting experience. She graduated with high honors from Stockton State College with a Bachelor of Science Degree in Accounting.

Item 6. Exhibits and Reports on Form 8-K.

        (a)  Exhibits

        There are no exhibits required to be filed as part of this report.

        (b)  Reports on Form 8-K

        There were no reports on Form 8-K filed during the first six months of fiscal 1998.

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



                        THE GROWTH AND GUARANTEE FUND L.P.
                        ----------------------------------




                            By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                    (General Partner)



Date: August 11,1998        By:/s/ JOHN R. FRAWLEY, JR.
                               ------------------------
                              John R. Frawley, Jr.
                              Chairman, Chief Executive Officer,
                              President and Director



Date:  August 11,1998       By:/s/ JO ANN DI DARIO
                               -------------------
                              Jo Ann Di Dario
                              Vice President, Chief Financial Officer
                              and Treasurer