Form 10-Q
period 1998-09-30
GROWTH & GUARANTEE FUND L P
filed 1998-11-12
CIK 812188

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1998
                                 -------------------

                OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from         to
                               ------      ------

Commission File Number 0-16110

                       THE GROWTH AND GUARANTEE FUND L.P.
                       ----------------------------------
                          (Exact Name of Registrant as
                            specified in its charter)

        Delaware                                          13-3407269
------------------------------               ------------------------------
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

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------



                                                          September 30,  December 31,
                                                             1998             1997
                                                         ------------    ------------
ASSETS
------
Accrued interest                                         $      3,026    $      9,255
U.S. Government obligations                                10,055,498       8,775,472
Equity in commodity futures trading accounts:
    Cash and options premium                                1,110,434       2,309,206
    Net unrealized (loss) on open contracts                  (188,175)       (100,288)
                                                         ------------    ------------

                TOTAL                                    $ 10,980,783    $ 10,993,645
                                                         ============    ============

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
LIABILITIES:
    Redemptions payable                                  $     25,802    $     65,958
    Administrative fees and brokerage
        commissions payable                                    16,715          16,777
                                                         ------------    ------------

            Total liabilities                                  42,517          82,735
                                                         ------------    ------------

Minority Interest                                              15,081         148,295
                                                         ------------    ------------

PARTNERS' CAPITAL:
  General Partner (390 and 680 Units)                         111,810         183,819
  Limited Partners (37711 and 39134 Units)                 10,811,375      10,578,796
                                                         ------------    ------------

            Total partners' capital                        10,923,185      10,762,615
                                                         ------------    ------------

                TOTAL                                    $ 10,980,783    $ 10,993,645
                                                         ============    ============

NET ASSET VALUE PER UNIT

         (Based on 38101 and 39814 Units outstanding)    $     286.69    $     270.32
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

                       THE GROWTH AND GUARANTEE FUND L.P.
                       ----------------------------------
                        (a Delaware limited partnership)
                        --------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                          For the three      For the three    For the nine    For the nine
                                           months ended       months ended    months ended    months ended
                                          September 30,      September 30,   September 30,   September 30,
                                              1998               1997            1998            1997
                                          -------------     --------------   -------------   --------------
REVENUES:
    Trading (loss) profit:
      Realized:
          Options and Futures              $ (621,325)      $   480,500      $  376,850      $ 1,526,850
           U.S. Government obligations         (8,642)               40          17,687            4,897
     Change in unrealized:
          Options and Futures                (300,675)          (25,875)        (88,050)         232,275
           U.S. Government obligations        141,228            26,918         110,079            6,591
                                          -------------     --------------   -------------   --------------

            Total trading results            (789,414)          481,583         416,566        1,770,613
                                          -------------     --------------   -------------   --------------

     Interest income:
       Options and Futures                    318,198            26,991         380,618           74,489
       U.S. Government obligations           (165,574)          128,277          80,020          358,537
                                         -------------     --------------   -------------   --------------

            Total revenues                   (636,790)          636,851         877,204        2,203,639
                                          -------------     --------------   -------------   --------------
EXPENSES:
    Brokerage commissions                       2,550               712           5,694            3,425
    Administrative fees                        48,440            47,480         148,996          133,591
                                          -------------     --------------   -------------   --------------

            Total expenses                     50,990            48,192         154,690          137,016
                                          -------------     --------------   -------------   --------------

    (LOSS) INCOME BEFORE
    MINORITY INTEREST                        (687,780)          588,659         722,514        2,066,623
    Minority interest on income                14,053           (30,238)        (58,786)         (83,531)
                                          -------------     --------------   -------------   --------------

NET (LOSS) INCOME                          $ (673,727)      $   558,421      $  663,728      $ 1,983,092
                                          =============     ==============   =============   ==============
NET (LOSS) INCOME PER UNIT:
    Weighted average number of units
        outstanding                            38,241            41,063          38,863           41,539
                                          =============     ==============   =============   ==============

    Weighted average net (loss) income
       per Limited Partner
      and General Partner Unit            $    (17.62)      $     13.60      $    17.08      $     47.74
                                          =============     ==============   =============   ==============


See notes to consolidated financial statements.

                       THE GROWTH AND GUARANTEE FUND L.P.
                       ----------------------------------
                        (a Delaware limited partnership)
                        --------------------------------


             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             -------------------------------------------------------
              For the nine months ended September 30, 1998 and 1997
              -----------------------------------------------------

                                 Units             Limited Partners         General Partner              Total
                           -------------------   ---------------------    --------------------    ---------------------

PARTNERS' CAPITAL,
  December 31, 1996                   43,127     $         9,272,971      $          148,552      $         9,421,523

Net income                             -                   1,950,768                  32,324                1,983,092

Redemptions                           (2,281)               (539,829)                  -                     (539,829)
                           -------------------   ---------------------    --------------------    ---------------------

PARTNERS' CAPITAL,
  September 30, 1997                  40,846     $        10,683,910      $          180,876      $        10,864,786
                           ===================   =====================    ====================    =====================

PARTNERS' CAPITAL,
  December 31, 1997                   39,814     $        10,578,796      $          183,819      $        10,762,615

Net income                             -                     650,268                  13,460                  663,728

Redemptions                           (1,713)               (417,689)                (85,469)                (503,158)
                           -------------------   ---------------------    --------------------    ---------------------

PARTNERS' CAPITAL,
  September 30, 1998                  38,101     $        10,811,375      $          111,810      $        10,923,185
                           ===================   =====================    ====================    =====================


See notes to consolidated financial statements.

                       THE GROWTH AND GUARANTEE FUND L.P.
                       ----------------------------------
                        (a Delaware limited partnership)
                        --------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements have been prepared without audit. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The Growth and Guarantee Fund L.P. (the "Partnership" or the "Fund") as of September 30, 1998 and the results of its operations for the nine months ended September 30, 1998 and 1997. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

2.     FAIR VALUE AND OFF-BALANCE SHEET RISK

The Partnership's total trading results by reporting category for the respective periods were as follows:


                          For the three     For the three    For the nine    For the nine
                           months ended     months ended     months ended    months ended
                          September 30,     September 30,    September 30,   September 30,
                              1998              1997             1998            1997
                          --------------    --------------   -------------   -------------
Interest rate              $     138,630    $       27,671   $     133,810   $     15,088
Stock Indices                   (928,044)          453,912         282,756      1,755,525
                           -------------    --------------   -------------   -------------
                           $    (789,414)   $      481,583   $     416,566   $  1,770,613
                           =============    ==============   =============   =============


The contract/notional values of the Partnership's open derivative instrument positions as of September 30, 1998 and December 31, 1997 were as follows:

                                       1998                                                       1997
                  --------------------------------------------------         ---------------------------------------------------
                     Commitment to                Commitment to                  Commitment to                Commitment to
                        Purchase                       Sell                        Purchase                       Sell
                  (Futures & Options)          (Futures & Options)            (Futures & Options)          (Futures & Options)
                  ---------------------        ---------------------         ----------------------       ----------------------
Stock  Indices          $    2,212,650          $        -                           $  10,573,450          $       -
                  =====================        =====================         ======================       ======================


The contract/notional values of exchange traded open contracts as of September 30, 1998 and December 31, 1997 were as follows (the Partnership does not trade non-exchange-traded derivative instruments):

                                       1998                                                      1997
               --------------------------------------------------        --------------------------------------------------
                  Commitment to                Commitment to                Commitment to                Commitment to
                     Purchase                       Sell                       Purchase                       Sell
               (Futures & Options)          (Futures & Options)          (Futures & Options)          (Futures & Options)
               ---------------------        ---------------------        ---------------------        ---------------------
Exchange
   traded        $    2,212,650               $        -                    $  10,573,450              $        -
               =====================        =====================        =====================        =====================



The average fair values, based on contract notional values, of the derivative instruments held or issued as of the end of each calendar month during the nine months ended September 30, 1998 and the year ended December 31, 1997 were as follows:


                                         1998                                                     1997
                  --------------------------------------------------       ---------------------------------------------------
                     Commitment to                Commitment to                Commitment to                Commitment to
                        Purchase                       Sell                      Purchase                       Sell
                  (Futures & Options)          (Futures & Options)          (Futures & Options)          (Futures & Options)
                  ---------------------        ---------------------       ----------------------       ----------------------
Stock Indices       $    8,909,549             $          -                   $    9,593,706             $          -
                  =====================        =====================       ======================       ======================



The gross unrealized profit and the net unrealized (loss) on open contracts as of September 30, 1998 and December 31, 1997 were as follows:


                                1998                                               1997
          ---------------------------------------------      ----------------------------------------------
                Gross                       Net                    Gross                       Net
             Unrealized                 Unrealized              Unrealized                  Unrealized
               Profit                      Loss                   Profit                       Loss
          ------------------         ------------------      ------------------         -------------------
Exchange
   traded   $     2,275                $    (188,175)         $       -                   $    (100,288)
          ==================         ==================      ==================         ===================

Item 2: Management's Discussion and Analysis of Financial
        -------------------------------------------------
        Condition and Results of Operations
        -----------------------------------

Results of Operations
---------------------

         During the 3 months of trading ending September 30, 1997, the S&P 500 Stock Index (dividends not reinvested) increased a total of 7.04%, whereas the Net Asset Value per Series A unit increased 5.37%.

         During the 3 months of trading ending September 30, 1998 the S&P 500 Stock Index (dividends not reinvested) decreased a total of 10.30%, whereas the Net Asset Value per Series A unit decreased 5.78%.

         On July 6, 1998, the NAV of the Fund increased to $311.00, a level triggering a "New Profits Lock-in." Based upon the $311.00 per Unit NAV as of the beginning of the current Time Horizon, which ends at the close of business on December 31, 1999, the New Protected Minimum NAV is $279.90 per Unit. The Fund will experience a "New Profits Lock-In" if the NAV reaches $342.10 per Series A Unit.

Performance Summary
-------------------

      During the first nine months of 1997, the Fund's average month-end Net Assets equaled $10,023,394 and the Fund recognized gross trading gains of $1,770,613 or 17.66% of such average month-end Net Assets. Brokerage commissions of $3,425 or 0.03% and Administrative fees of $133,591 or 1.33% of average month-end Net Assets were paid. Interest income of $433,026 or 4.32% of average month-end Net Assets resulted in net income of $1,983,092 (after deduction of Merrill Lynch Investment Partners Inc. ("MLIP's) "Minority Interest" of $83,531 in the Trading Partnership) or 19.78% of average month-end Net Assets which resulted in a 21.76% increase in the Net Asset Value per Series A Unit since December 31, 1996.

      During the first nine months of 1998, the Fund's average month-end Net Assets equaled $11,279,616, and the Fund recognized gross trading gains of $416,566 or 3.69% of such average month-end Net Assets. Brokerage commissions of $5,694 or .05% and Administrative fees of $148,996 or 1.32% of average month-end Net Assets were paid. Interest income of $460,638 or 4.08% of average month-end Net Assets resulted in net income of $663,728 (after deduction of MLIP's "Minority Interest" of $58,786 in the Trading Partnership) or 5.88% of average month-end Net Assets which resulted in a 6.06% increase in the Net Asset Value per Unit since December 31, 1997.

                                                  MONTH-END NET ASSET VALUE PER UNIT
-----------------------------------------------------------------------------------------------------------------
      Jan.         Feb.         Mar.       Apr         May        Jun         Jul         Aug        Sep
-----------------------------------------------------------------------------------------------------------------
1997  $230.41      $231.23      $221.77    $231.83     $244.06    $252.44     $269.18     $256.52    $265.99
-----------------------------------------------------------------------------------------------------------------
1998  $273.20      $287.07      $298.62    $300.27     $294.72    $304.29     $302.20     $278.40    $286.69
-----------------------------------------------------------------------------------------------------------------

Year 2000 Compliance
--------------------

           As the millennium approaches, Merrill Lynch has undertaken initiatives to address the Year 2000 problem (the "Y2K problem"). The Y2K problem is the result of a widespread programming technique that causes computer systems to identify a date based on the last two numbers of a year, with the assumption that the first two numbers of the year are "19." As a result, the year 2000 would be stored as "00," causing computers to incorrectly interpret the year as 1900. Left uncorrected, the Y2K problem may cause information technology systems (e.g., computer databases) and non-information technology systems (e.g., elevators) to produce incorrect data or cease operating completely.

           Merrill Lynch believes that it has identified and evaluated its internal Y2K problem and that the company is devoting sufficient resources to renovating technology systems that are not already Year 2000 compliant. Merrill Lynch expects the renovation phase (as discussed below) of its Year 2000 efforts to be substantially completed by December 31, 1998, thereby allowing the company to focus on additional testing efforts and integration of the Year 2000 programs of recent acquisitions during 1999. In order to focus attention on the Y2K problem, management has deferred certain other technology projects; however this deferral is not expected to have a material adverse effect on the company's business, results of operations, or financial condition.

           The failure of Merrill Lynch's technology systems relating to a Y2K problem would likely have a material adverse effect on the company's business, results of operations, or financial condition. This effect could include disruption of normal business transactions, such as the settlement, execution, processing, and recording of trades in securities, commodities, currencies, and other assets. The Y2K problem could also increase Merrill Lynch's exposure to risk and its need for liquidity.

           In 1995, Merrill Lynch established the Year 2000 Compliance Initiative, which is an enterprisewide effort to address the risks associated with the Y2K problem, both internal and external. The Year 2000 Compliance Initiative's efforts to address the risks associated with the Y2K problem have been organized into six segments or phases: planning, pre-renovation, renovation, production testing, certification, and integration testing.

           The planning phase involved defining the scope of the Year 2000 Compliance Initiative, including its annual budget and strategy, and determining the level of expert knowledge available within Merrill Lynch regarding particular systems or applications. The pre-renovation phase involved developing a detailed enterprisewide inventory of applications and systems, identifying the scope of necessary renovations to each application or system, and establishing a conversion schedule. During the renovation phase, source codes are actually converted, date fields are expanded or windowed (windowing is used on an exception basis only), test data is prepared, and each system or application is tested using a variety of Year 2000 scenarios. The production testing phase validates that a renovated system is functionally the same as the existing production version, that renovation has not introduced defects, and that expanded or windowed date fields continue to handle current dates properly. The certification phase validates that a system can run successfully in a Year 2000 environment. Finally, the integration testing phase, which will occur throughout 1999, validates that a system can successfully interface with both internal and external systems.

           In 1996 and 1997, as part of the planning and pre-renovation phases, both plans and funding of plans for inventory, preparation, renovation, and testing of computer systems for the Y2K problem were approved. All plans for both mission-critical and non-mission-critical systems are tracked and monitored. The work associated with the Year 2000 Compliance Initiative has been accomplished by Merrill Lynch employees, with the assistance of consultants where necessary.

           As part of the production testing and certification phases, Merrill Lynch has performed, and will continue to perform, both internal and external Year 2000 testing intended to address the risks from the Y2K problem. In July 1998, Merrill Lynch participated in an industrywide Year 2000 systems test sponsored by the Securities Industry Association ("SIA"), in which selected firms tested their computer systems in mock stock trades that simulated dates in December 1999 and January 2000. Merrill Lynch will participate in further industrywide testing sponsored by the SIA, currently scheduled for March and April 1999, which will involve an expanded number of firms, transactions, and conditions. Merrill Lynch also participated in a test sponsored by the Bank of England's Central Gilts Office.

           Each business area within Merrill Lynch also continues to develop specific contingency plans, with the particular choice of contingency action dependent on the severity of the problem being addressed, the availability of alternative products, and the level of importance of the business activity supported by the problematic system. As part of the Year 2000 Compliance Initiative, Merrill Lynch has undertaken a business readiness/risk management effort in which each line of business will identify scenarios in order to develop plans to reduce risks associated with a Y2K problem.

           Merrill Lynch continues to survey and communicate with parties with whom it has important relationships that may be associated with information technology Y2K problems, as well as parties that may be associated with non-information technology Y2K problems, such as landlords. Management is unable, at this point, to ascertain whether all such third parties will successfully address the Y2K problem, particularly parties outside the U.S., where it is believed that remediation efforts relating to the Y2K problem may be less advanced than in the U.S. Merrill Lynch will continue to monitor third parties' Year 2000 readiness to determine whether additional or alternative measures are necessary. Such measures may include the selection of alternate third parties or other efforts designed to mitigate some of the effects of a third party's noncompliance. In light of the interdependency of the parties in or serving the financial markets, however, there can be no assurance that all Y2K problems will be identified and remediated on a timely basis or that all remediation efforts will be successful. The failure of securities exchanges, clearing organizations, vendors, clients, or regulators to resolve their own processing issues in a timely manner could have a material adverse effect on Merrill Lynch's business, results of operations, or financial condition.

           Nearly 10% of the current year's technology budget has been allocated to the Year 2000 Compliance Initiative. As of the end of the 1998 third quarter, the total estimated expenditures associated with the entire Year 2000 Compliance Initiative were expected to be approximately $400 million, of which $160 million is remaining. The majority of these remaining expenditures are expected to cover software remediation, testing, and contingency planning. There can be no assurance that the costs associated with such remediation efforts will not exceed those currently anticipated by Merrill Lynch, or that the costs associated with the remediation efforts or the possible failure of such remediation efforts would not have a material adverse effect on Merrill Lynch's business, results of operations, or financial condition.

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

                     (b)  Reports on Form 8-K

                     There were no reports on Form 8-K filed during the first nine months of fiscal 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     THE GROWTH AND GUARANTEE FUND L.P.
                                     -------------------------------------




                                     By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                                    (General Partner)






Date: November 11,1998               By /s/ JOHN R. FRAWLEY, JR.
                                        -----------------------
                                        John R. Frawley, Jr.
                                        Chairman, Chief Executive Officer,
                                        President and Director






Date:  November 11,1998              By /s/ JO ANN DI DARIO
                                        -------------------
                                        Jo Ann Di Dario
                                        Vice President, Chief Financial Officer
                                        and Treasurer