Form 10-K405
period 1998-12-31
GROWTH & GUARANTEE FUND L P
filed 1999-03-26
CIK 812188

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K

               (x) Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the fiscal year ended:  December 31, 1998
                                      or
                 (_) Transition Report Pursuant to Section 13
                or 15(d) of the Securities Exchange Act of 1934

                       Commission file number: 0-16110

                      THE GROWTH AND GUARANTEE FUND L.P.
                      ----------------------------------
            (Exact name of registrant as specified in its charter)

             DELAWARE                             13-3407269
-------------------------------                ----------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)

                  C/O MERRILL LYNCH INVESTMENT PARTNERS INC.
                       MERRILL LYNCH WORLD HEADQUARTERS
                            WORLD FINANCIAL CENTER
                       SOUTH TOWER, NEW YORK, NY 10080
                       --------------------------------
                   (Address of principal executive offices)

      Registrant's telephone number, including area code:  (212) 236-5662

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  Limited Partnership
                                                             Units

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                     Yes   X          No ___
                                                          ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                                 [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: the registrant is a limited partnership; as of February 1, 1999, limited partnership interests with an aggregate value of $12,068,344 outstanding and held by non-affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

The registrant's "1998 Annual Report and Independent Auditors' Report," the annual report to security holders for the fiscal year ended December 31, 1998, is incorporated by reference into Part II, Item 8 and Part IV hereof and filed as an Exhibit herewith.

                      THE GROWTH AND GUARANTEE FUND L.P.

                      ANNUAL REPORT FOR 1998 ON FORM 10-K


                               Table of Contents
                               -----------------

                                                                                                     PAGE
                                                                                                     ----
                                              PART I
                                              ------
Item 1.   Business................................................................................     1

Item 2.   Properties..............................................................................     4

Item 3.   Legal Proceedings.......................................................................     4

Item 4.   Submission of Matters to a Vote of Security Holders.....................................     4


                                              PART II
                                              -------

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters...................     4

Item 6.   Selected Financial Data.................................................................     5

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations...     8

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk..............................    12

Item 8.   Consolidated Financial Statements and Supplementary Data................................    12

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....    12

                                              PART III
                                              --------

Item 10.  Directors and Executive Officers of the Registrant......................................    12

Item 11.  Executive Compensation..................................................................    14

Item 12.  Security Ownership of Certain Beneficial Owners and Management..........................    15

Item 13.  Certain Relationships and Related Transactions..........................................    15

                                              PART IV
                                              -------

Item 14.  Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K............    16

                                    PART I

ITEM 1:   BUSINESS
          --------

          (a)  General Development of Business:
               -------------------------------

               The Growth and Guarantee Fund L.P. (the "Partnership" or the "Fund") was organized under the Delaware Revised Uniform Limited Partnership Act on January 21, 1987. The Partnership began trading on August 5, 1987.

               The Partnership holds stock index futures and options positions as directed by the "Dynamic Asset Allocation System" developed by Leland O'Brien Rubinstein Associates Inc. ("LOR" or the "Trading Advisor"), the objective of which is to replicate the performance of the S&P 500 Stock Index (without dividends) to the maximum practicable extent given the limited amount of trading assets available.

               The Partnership does not trade directly but rather through a subsidiary limited partnership (the "Trading Partnership"). This structure is used so as to isolate the assets used to provide the Fund's "Principal Protection" feature from the risk of trading losses.

               Merrill Lynch Investment Partners Inc. (the "General Partner" or "MLIP") acts as the general partner of the Partnership. Merrill Lynch Futures Inc. (the "Commodity Broker" or "MLF"), is the Partnership's commodity broker. The General Partner is a wholly-owned subsidiary of Merrill Lynch Group, Inc., which in turn is a wholly-owned subsidiary of Merrill Lynch & Co., Inc. ("ML&Co.") The Commodity Broker is an indirect wholly-owned subsidiary of ML&Co. ML&Co. and its affiliates are herein sometimes referred to as "Merrill Lynch.")

               The Fund issued two series of units of limited partnership interest ("Units"). As of December 31, 1998, the capitalization of the Fund was $11,933,393. The Net Asset Value per Series A Unit, originally $100 as of August 5, 1987, had risen to $316.72 as of December 31, 1998.

               Through December 31, 1998, the highest month-end Net Asset Value per Series A Unit was $316.72 (December 31, 1998) and the lowest $87.31 (October 31, 1987).

          (b)  Financial Information about Segments:
               ------------------------------------

               The Partnership's business constitutes only one segment for financial reporting purposes, i.e., a speculative "commodity pool." The Partnership does not engage in sales of goods or services.

          (c)  Narrative Description of Business:
               ---------------------------------

               GENERAL

               The Partnership applies asset allocation techniques in an attempt to maximize the Partnership's participation in upward movements in stock index levels while assuring that losses will not exceed the Downside Protection. The trading strategy is reactive, i.e., it responds to market movements without attempting to forecast trends or future prices (as would, for example, a trend-following system).

               Series A Units ended 1998 with a Protected Minimum Net Asset Value ("NAV") of $279.90, as of the end of the current Time Horizon (December 31, 1999). At such time, the program will either be restarted or the Fund will dissolve. In order to assure this minimum value, the Fund purchases Treasury STRIPS maturing at or near the end of the current Time Horizon in a face amount equal to the Protected Minimum NAV. These STRIPS are not subject to the risk of market losses.

               The Fund is structured to provide a "New Profits Lock-In" in the event that the NAV per Series A Unit increases by 10% or more. The latest "New Profits Lock-In" was established at an NAV per Unit of $311.00 on July 6, 1998.

               USE OF PROCEEDS AND INTEREST INCOME

               General. The Fund's assets are used as a means of providing the
               -------
Fund's "principal protection" feature and as security for and to pay the Partnership's trading losses as well as any expenses and redemptions. The Partnership's assets are generally available to earn interest, as more fully described below.

               Market Sectors. The Partnership trades in one market sector, the
               --------------
S&P 500 Stock Index futures markets. As the Fund's objective is to replicate the positive return on the S&P 500 Index while also providing Downside Protection, it is a non-diversified investment focused exclusively on the S&P 500 Stock Index futures contract.

               Market Types. The Fund trades exclusively on the Chicago
               ------------
Mercantile Exchange, on which the S&P 500 futures contract is traded.

               Custody of Assets. All of the Fund's assets are currently held in
               -----------------
customer accounts at Merrill Lynch or in bank accounts opened in the name of the Fund.

               STRIPS. In order to provide its "principal protection" feature of
               ------
assuring investors will not lose more than 10% of the value of their respective investments over the course of any 18-month Time Horizon, the Fund invests approximately 80% of its assets in Treasury STRIPS (effectively zero-coupon bonds) maturing at or near the end of the Time Horizon in a principal amount sufficient to assure the Protected Minimum Net Asset Value per Series A Unit.

               Interest Paid by Merrill Lynch on the Fund's U.S. Dollar and Non-
               -----------------------------------------------------------------
U.S. Dollar Assets. The portion of the Partnership's assets (approximately 10%
------------------
to 20%) which is not held by the Partnership in U.S. Government securities is invested in the Trading Partnership. The Partnership's assets are held in U.S. Government securities and deposited with Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S"), an affiliate of Merrill Lynch. The Trading Partnership's U.S. dollar assets are maintained at MLF. On such assets, Merrill Lynch credits the Partnership with interest at the prevailing 91-day U.S. Treasury bill rate. Merrill Lynch may derive certain economic benefit, in excess of the interest which Merrill Lynch pays to the Partnership, from possession of such assets. During the years ended December 31, 1998, 1997 and 1996, MLF paid the Partnership approximately $90,622, $101,660 and $73,663 in interest, respectively.

                    CHARGES

                    The following table summarizes the charges incurred by the Fund during 1998, 1997 and 1996.

                           1998                             1997                               1996
                      ---------------------------------------------------------------------------------------------------
                                       % of Average                       % of Average                   % of Average
                          Dollar        Month-End          Dollar          Month-End          Dollar      Month-End
        Charges           Amount        Net Assets         Amount          Net Assets         Amount      Net Assets
-------------------------------------------------------------------------------------------------------------------------
Brokerage             $    6,994           0.06%       $    4,894            0.05%        $    2,938         0.03%
Commissions
Administrative Fees      199,731           1.77%          180,711            1.77%           158,330         1.77%
                      ---------------------------------------------------------------------------------------------------
Total                 $  206,725           1.83%       $  185,605            1.82%        $  161,268         1.80%
                      ===================================================================================================

                         ____________________________

          The foregoing table does not reflect the benefits which may be derived by Merrill Lynch from the deposit of certain of the Fund's assets (other than the STRIPS which provides the Fund's "Principal Protection" feature) maintained at MLF.

          The Fund's average month-end Net Assets during 1998, 1997 and 1996 equaled $11,294,943, $10,187,651, and $8,948,805, respectively.

          During 1998, 1997 and 1996, the Fund earned $606,070, $588,693 and
$453,093 in interest income, or approximately 5.37%, 5.78% and 5.06% of the Fund's average month-end Net Assets.

                         ____________________________

                         DESCRIPTION OF CURRENT CHARGES

RECIPIENT      NATURE OF PAYMENT             AMOUNT OF PAYMENT
---------      -----------------             -----------------
MLF            Brokerage Commissions         A round turn rate of $25, which includes exchange, clearing and
                                             NFA fees

MLF            Use of Fund assets            Merrill Lynch may derive an economic benefit from the deposit of certain of the Fund's assets in accounts maintained at MLF.

MLIP           Administrative Fee            The Partnership pays a monthly administrative fee to MLIP equal to
                                             0.146 of 1% of the Partnership's month-end Net Assets (a 1.75%
                                             annual rate).

Advisor        Consulting Fees               MLIP pays quarterly consulting fees to the Advisor totaling 0.07969 of
                                             1% (a 0.31876% annual rate) of the first $100 million and 0.03625 of
                                             1% (a 0.145% annual rate) on amounts in excess of $100 million.

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

     (d)  Financial Information about Foreign and Domestic Operations and Export
          ----------------------------------------------------------------------
          Sales:
          -----

     The Partnership does not engage in material operations in foreign countries, nor is a material portion of the Partnership's revenues derived from customers in foreign countries. The Partnership does not engage in sales of goods or services.

ITEM 2:   PROPERTIES
          ----------

          The Partnership does not use any physical properties in the conduct of its business.

          The Partnership's only place of business is the place of business of the General Partner (Merrill Lynch World Headquarters, World Financial Center, South Tower, New York, New York, 10080). The General Partner performs all administrative services for the Partnership from the General Partner's offices.

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

          Item 5 (a)

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

          (b)  Holders:
               -------

               As of December 31, 1998, there were 465 holders of Units, including the General Partner.

          (c)  Dividends:
               ---------

               The Partnership has made no distributions since trading commenced, nor does the General Partner presently intend to make any distributions in the future.


          Item 5 (b)

          Not applicable

ITEM 6:   SELECTED FINANCIAL DATA
          -----------------------

          The following selected financial data has been derived from the audited consolidated financial statements of the Partnership.

                                   FOR THE YEAR     FOR THE YEAR      FOR THE YEAR     FOR THE YEAR     FOR THE YEAR
                                      ENDED             ENDED            ENDED             ENDED           ENDED
                                   DECEMBER 31,     DECEMBER 31,      DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
 STATEMENT OF OPERATIONS               1998             1997              1996             1995             1994
----------------------------------------------------------------------------------------------------------------------
Revenues:

Trading Profits (Loss)
     Realized Gain (Loss)          $   673,508    $   1,801,922     $   1,226,117    $   2,374,649     $   (324,228)
     Change in Unrealized
     Gain (Loss)                       809,339           40,042           (64,696)        (367,336)         (73,403)
                              ----------------------------------------------------------------------------------------
     Total Trading Results           1,482,847        1,841,964         1,161,421        2,007,313         (397,631)
                              ----------------------------------------------------------------------------------------

Interest Income                        606,070          588,693           453,093          407,304          355,496
                              ----------------------------------------------------------------------------------------
     Total Revenues                  2,088,917        2,430,657         1,614,514        2,414,617          (42,135)
                              ----------------------------------------------------------------------------------------

Expenses:
     Brokerage Commissions               6,994            4,894             2,938            4,225            8,247
     Administrative Fees               199,731          180,711           158,330          144,696          142,881
                              ----------------------------------------------------------------------------------------
     Total Expenses                    206,725          185,605           161,268          148,921          151,128
                              ----------------------------------------------------------------------------------------
     Income before Minority
     Interest                        1,882,192        2,245,052         1,453,246        2,265,696         (193,263)
     Minority Interest Income          (77,594)         (90,502)          (28,850)         (12,942)               -
                              ----------------------------------------------------------------------------------------
Net Income (Loss)                  $ 1,804,598     $  2,154,550      $  1,424,396     $  2,252,754     $   (193,263)
                              ========================================================================================

                                   DECEMBER 31,     DECEMBER 31,      DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
BALANCE SHEET DATA                     1998             1997              1996             1995             1994
----------------------------------------------------------------------------------------------------------------------
Fund Net Asset Value               $11,933,393    $  10,762,615      $  9,421,523     $  8,623,082     $  7,566,511
Net Asset Value per Unit           $    316.72    $      270.32      $     218.46     $     186.57     $     141.33
                              ----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                MONTH-END NET ASSET VALUE PER UNIT
------------------------------------------------------------------------------------------------------------------------------------
          Jan.       Feb.      Mar.      Apr.       May      June       July       Aug.      Sept.      Oct.       Nov.       Dec.
------------------------------------------------------------------------------------------------------------------------------------
 1994   $148.74    $144.86   $140.67   $140.72    $142.00   $138.44    $142.06   $146.14    $142.90   $145.19    $140.21    $141.33
------------------------------------------------------------------------------------------------------------------------------------
 1995   $144.95    $149.87   $152.99   $157.25    $163.05   $166.23    $171.58   $172.09    $178.01   $177.64    $184.56    $186.57
------------------------------------------------------------------------------------------------------------------------------------
 1996   $192.60    $192.04   $193.82   $194.68    $198.40   $199.74    $191.34   $193.92    $203.75   $210.32    $223.74    $218.46
------------------------------------------------------------------------------------------------------------------------------------
 1997   $230.41    $231.23   $221.77   $231.83    $244.06   $252.44    $269.18   $256.52    $265.99   $260.51    $267.04    $270.32
------------------------------------------------------------------------------------------------------------------------------------
 1998   $273.20    $287.07   $298.62   $300.27    $294.72   $304.29    $302.20   $278.40    $286.69   $294.65    $302.82    $316.72
------------------------------------------------------------------------------------------------------------------------------------

     Pursuant to CFTC policy, monthly performance is presented from January 1, 1994, even through the Units were outstanding prior to such date.

                      THE GROWTH AND GUARANTEE FUND L.P.
                               DECEMBER 31, 1998

    Type of Pool:  Single-Advisor/Publicly-Offered/"Principal Protected"/(1)/
                     Inception of Trading:  August 5, 1987
                   Aggregate Subscriptions:  $148,349,450
                     Current Capitalization: $11,933,393
                  Worst Monthly Drawdown/(2)/:  (7.88)%  (8/98)
            Worst Peak-to-Valley Drawdown/(3)/: (8.51)%  (7/98-8/98)
                                 _____________

        Net Asset Value per Series A Unit, December 31, 1998:   $316.72



    -------------------------------------------------------------------------
                              MONTHLY RATES OF RETURN(4)
    -------------------------------------------------------------------------
     MONTH              1998        1997        1996       1995        1994
    -------------------------------------------------------------------------
     January            1.07%       5.47%       3.23%      2.56%       2.77%
    -------------------------------------------------------------------------
     February           5.08        0.36       (0.29)      3.40       (2.61)
    -------------------------------------------------------------------------
     March              4.03       (4.09)       0.93       2.08       (2.89)
    -------------------------------------------------------------------------
     April              0.55        4.54        0.45       2.78        0.03
    -------------------------------------------------------------------------
     May               (1.85)       5.28        1.91       3.69        0.91
    -------------------------------------------------------------------------
     June               3.25        3.43        0.67       1.95       (2.51)
    -------------------------------------------------------------------------
     July              (0.69)       6.63       (4.21)      3.22        2.61
    -------------------------------------------------------------------------
     August            (7.88)      (4.70)       1.35       0.30        2.88
    -------------------------------------------------------------------------
     September          2.98        3.69        5.07       3.44       (2.22)
    -------------------------------------------------------------------------
     October            2.78       (2.06)       3.22      (0.20)       1.61
    -------------------------------------------------------------------------
     November           2.77        2.51        6.38       3.89       (3.43)
    -------------------------------------------------------------------------
     December           5.76        1.23       (2.36)      1.09        0.80
    -------------------------------------------------------------------------
     Compound Annual
     Rate of Return    18.48%      23.76%      17.09%     32.01%      (2.34)%
    -------------------------------------------------------------------------


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

          (2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since January 1, 1994 by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

          (3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since January 1, 1994 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end. For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

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

ITEM 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

          RESULTS OF OPERATIONS

               General. The Fund is materially different from most other futures
               -------
funds in that it does not attempt to achieve speculative profits from taking long or short positions in a variety of markets. Rather, the Fund's objective is to capture a substantial portion of significant upside movements in the S&P 500 Stock Index (dividends not reinvested) while providing the protection of a maximum loss which can be incurred during any 18-month Time Horizon. The Fund's ability to capture upside S&P 500 Stock Index movements is based on a call options strategy, and is path dependent -- i.e., the extent to which the Fund is able to capture upside movements in the S&P 500 depends on the patterns in which such movements occur. For example, if the S&P 500 increased during a Time Horizon by a total of 25% but did so after incurring a 15% drop, it is likely the Fund would recognize little or none of the upward movement, because it would have lost all that it had available to lose during the Time Horizon in question during the course of the 15% drop.

               During the past 36 months of trading ending December 31, 1998, the S&P 500 Stock Index (dividends not reinvested) increased a total of 69.78%, whereas the Net Asset Value per Series A Unit increased 44.98%.


          PERFORMANCE SUMMARY

               The Fund's performance is dependent upon upwards movements in the S&P 500 Stock Index, which the Fund attempts to capture through taking long positions in the S&P 500 Stock Index Futures Contract.

          1998
               During 1998, the Fund's average month-end Net Assets equaled $11,294,943, and the Fund recognized gross trading gains of $1,482,847 or 13.13% of such average month-end Net Assets. Brokerage commissions of $6,994 or .06% and Administrative Fees of $199,731 or 1.77% of average month-end Net Assets were paid. Interest income of $606,070 or 5.37% of average month-end Net Assets resulted in net income of $1,804,598 (after deduction of MLIP's Minority Interest in the Trading Partnership) or 15.98% of average month-end Net Assets, which resulted in a 17.16% increase in the Net Asset Value per Unit.

          1997
               During 1997, the Fund's average month-end Net Assets equaled $10,187,651, and the Fund recognized gross trading gains of $1,841,964 or 18.08% of such average month-end Net Assets. Brokerage commissions of $4,894 or 0.05% and Administrative Fees of $180,711 or 1.77% of average month-end Net Assets were paid. Interest income of $588,693 or 5.78% of average month-end Net Assets resulted in net income of $2,154,550 (after deduction of MLIP's Minority Interest in the Trading Partnership) or 21.15% of average month-end Net Assets, which resulted in a 23.74% increase in the Net Asset Value per Unit.

          1996
               During 1996, the Fund's average month-end Net Assets equaled $8,948,805, and the Fund recognized gross trading gains of $1,161,421 or 12.98% of such average month-end Net Assets. Brokerage commissions of $2,938 or 0.03% and Administrative Fees of $158,330 or 1.77% of average month-end Net Assets were paid. Interest income of $453,093 or 5.06% of average month-end Net Assets resulted in net income of $1,424,396 (after deduction of MLIP's Minority Interest in the Trading Partnership) or 15.92% of average month-end Net Assets, which resulted in a 17.09% increase in the Net Asset Value per Unit.

          IMPORTANCE OF MARKET FACTORS

               The performance of the Fund is dependent on the performance of the S&P 500 Stock Index Futures Contract. The Fund's trading strategy involves taking "long only" positions in this Contract, attempting to capture substantially all of any upward movement in the S&P 500 Stock Index, while providing the "downside protection" of assuring investors that they cannot lose more than 10% of the capital during any 18-month Time Horizon. The Fund's ability to achieve this objective is, however, "path dependent." Given different patterns of S&P 500 Stock Index movements during a Time Horizon, the Fund could capture all, most, or very little of the cumulative gain in the Index over a Time Horizon. Volatile S&P 500 Stock Index markets are likely to minimize or reduce the percentage of any cumulative gain reflected in the performance of the Fund, as the Fund would be continually acquiring and liquidating S&P positions in response to fluctuating S&P 500 Stock Index levels. On the other hand, in the case of a strongly upward trending S&P 500 Stock Index, the Fund would be likely to capture substantially all of the cumulative gain in the Index over a Time Horizon.

          LIQUIDITY; CAPITAL RESOURCES

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

               The Partnership does not have, nor does it expect to have, any capital assets and has no material commitments for capital expenditures. The Partnership uses its assets to (i) assure the investors the protected minimum NAVS as of the end of the Time Horizons and (ii) supply the necessary margin or premiums for, and to pay any losses incurred in connection with, its trading activity and to pay redemptions and fees. Inflation is not a significant factor in the Fund's profitability except to the extent that rising interest rates affect S&P 500 Stock Index levels. The Fund cannot be profitable during a Time Horizon unless the S&P 500 Stock Index market rises.

          YEAR 2000 COMPLIANCE INITIATIVE

               As the millennium approaches, Merrill Lynch has undertaken initiatives to address the Year 2000 problem (the "Y2K problem"). The Y2K problem is the result of a widespread programming technique that causes computer systems to identify a date based on the last two numbers of a year, with the assumption that the first two numbers of the year are "19". As a result, the year 2000 would be stored as "00," causing computers to incorrectly interpret the year as 1900. Left uncorrected, the Y2K problem may cause information technology systems (e.g., computer databases) and non-information technology systems (e.g., elevators) to produce incorrect data or cease operating completely.

               Merrill Lynch believes that it has identified and evaluated its internal Y2K problem and that it is devoting sufficient resources to renovating technology systems that are not already Year 2000 compliant. The resource-intensive renovation phase (as further discussed) of Merrill Lynch's Year 2000 efforts was approximately 95% completed as of January 31, 1999. Merrill Lynch will focus primarily on completing its renovation and testing and on integration of the Year 2000 programs of recent acquisitions during the remainder of 1999. In order to focus attention on the Y2K problem, management has deferred certain other technology projects: however, this deferral is not expected to have a material adverse effect on the company's business, results of operations, or financial condition.

               The failure of Merrill Lynch's technology systems relating to a Y2K problem would likely have a material adverse effect on the company's business, results of operations, and financial condition. This effect could include disruption of normal business transactions, such as the settlement, execution, processing, and recording of trades in securities, commodities, currencies, and other assets. The Y2K problem could also increase Merrill Lynch's exposure to risk and its need for liquidity.

               In 1995, Merrill Lynch established the Year 2000 Compliance Initiative, which is an enterprisewide effort to address the risks associated with the Y2K problem, both internal and external. The Year 2000 Compliance Initiative's efforts to address the risks associated with the Y2K problem have been organized into six phases: planning, pre-renovation, renovation, production testing, certification, and integration testing.

               The planning phase involved defining the scope of the Year 2000 Compliance Initiative, including its annual budget and strategy, and determining the level of expert knowledge available within Merrill Lynch regarding particular systems or applications. The pre-renovation phase involved developing a detailed enterprisewide inventory of applications and systems, identifying the scope of necessary renovations to each application system, and establishing a conversion schedule. During the renovation phase, source code is actually converted, date fields are expanded or windowed (windowing is used on an exception basis only), test data is prepared, and each system or application is tested using a variety of Year 2000 scenarios. The production testing phase validates that a renovated system is functionally the same as the existing production version, that renovation has not introduced defects, and that expanded or windowed date fields continue to handle current dates properly. The certification phase validates that a system can run successfully in a Year 2000 environment. The integration testing phase, which will occur throughout 1999, validates that a system can successfully interface with both internal and external systems. Finally, as Merrill Lynch continues to implement new systems, they are also being tested for Year 2000 readiness.

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

               As part of the production testing and certification phases, Merrill Lynch has performed, and will continue to perform, both internal and external Year 2000 testing intended to address the risks from the Y2K problem. As of January 31, 1999, production testing was approximately 93% completed. In July 1998, Merrill Lynch participated in an industrywide Year 2000 systems test sponsored by the Securities Industry Association ("SIA"), in which selected firms tested their computer systems in mock stock trades that simulated dates in December 1999 and January 2000. Merrill Lynch will participate in further industrywide testing sponsored by the SIA, currently scheduled for March and April 1999, which will involve an expanded number of firms, transactions, and conditions. Merrill Lynch also participated in various other domestic and international industry tests during 1998.

               Merrill Lynch continues to survey and communicate with third parties whose Year 2000 readiness is important to the company. Information technology and non-information technology vendors and service providers are contacted in order to obtain their Year 2000 compliance plans. Based on the nature of the response and the importance of the product or service involved, Merrill Lynch determines if additional testing is needed. The results of these efforts are maintained in a database that is accessible throughout the firm. Third parties that have been contacted include transactional counterparties, exchanges, and clearinghouses; a process to access and rate their responses has been developed. This information as well as other Year 2000 readiness information on particular countries and their political subdivisions will be used by Merrill Lynch to manage risk resulting from the Y2K problem. Management is unable at this point to ascertain whether all significant third parties will successfully address the Y2K problem. Merrill Lynch will continue to monitor third parties' Year 2000 readiness to determine if additional or alternative measures are necessary. In connection with information technology and non-information technology products and services, contingency plans, which are developed at the business unit level, may include selection of alternative vendors or service providers and changing business practices so that a particular system is not needed. In the case of securities exchanges and clearinghouses, risk mitigation could include the re-routing of business. In light of the interdependency of the parties in or serving the financial markets, however, there can be no assurance that all Y2K problems will be identified and remediated on a timely basis or that all remediation will be successful. The failure of exchanges, clearing organizations, vendors, service providers, counterparties, regulators, or others to resolve their own processing issues in a timely manner could have a material adverse effect on Merrill Lynch's business, results of operations, and financial condition.

At year-end 1998, the total estimated expenditures for the entire Year 2000 Compliance Initiative were approximately $425 million, of which approximately $125 million was remaining. The majority of these remaining expenditures are expected to cover testing, risk management, and contingency planning. There can be no assurance that the costs associated with such remediation efforts will not exceed those currently anticipated by Merrill Lynch, or that the costs associated with the remediation efforts or the possible failure of such remediation efforts would not have a material adverse effect on Merrill Lynch's business, results of operations, or financial condition.

          EUROPEAN ECONOMIC AND MONETARY UNION ("EMU") INITIATIVE

               As of January 1, 1999, the "euro" was adopted as the common legal currency of participating member states of the EMU. As a consequence of the introduction of and conversion to the euro, Merrill Lynch was required to make significant changes to nearly 200 global business systems in order to reflect the substitution of the euro for the 11 member national currencies and the European currency unit. The introduction of the euro brings about fundamental changes in the structure and nature of European financial markets, including the creation of a unified, more liquid capital market in Europe. As financial markets in EMU member states converge and local barriers are removed, competition is expected to increase.

               The introduction of the euro affects all Merrill Lynch facilities that transact, distribute, or provide custody or recordkeeping for securities or cash denominated in the currency of a participating member state. Merrill Lynch's systems or procedures that handle such securities or cash were modified in order to implement the conversion to the euro. The implementation phase is continuing into the first quarter of 1999 to resolve any post-conversion issues. The success of Merrill Lynch's euro conversion efforts was dependent on the euro-compliance of third parties, such as trading counterparties, financial intermediaries (e.g., securities and commodities exchanges, depositories, clearing organizations, and commercial banks), and vendors.

               As of the end of the 1998 fiscal year, the total estimated expenditures associated with the introduction of and conversion to the euro were approximately $79 million, of which $1 million is remaining to be spent during the first quarter of 1999 on compliance efforts and project administration. Management believes that it has identified and evaluated all of the systems and operational modifications necessary for the conversion to the euro. On January 4, 1999 and since then, Merrill Lynch has conducted normal business operations, having successfully completed its conversion program. Management does not expect the introduction of the euro to have a negative effect on its future business, currency risk, or competitive positioning in the European markets.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

          Not applicable.

ITEM 8:   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          --------------------------------------------------------

          The consolidated financial statements required by this Item are included in Exhibit 13.01.

          The supplementary financial information ("selected quarterly financial data" and "information about oil and gas producing activities") specified by
Item 302 of Regulation S-K is not applicable. The General Partner promoted the Fund and is its controlling person.

ITEM 9:   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

          There were no changes in or disagreements with independent auditors on accounting or financial disclosure.


                                   PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

          10 (a&b)   Identification of Directors and Executive Officers:
                     --------------------------------------------------

          As a limited partnership, the Partnership itself has no officers or directors and is managed by the General Partner. Trading decisions are made by the Trading Advisors on behalf of the Partnership. The General Partner promoted the Fund and is its controlling person.

          The directors and executive officers of MLIP and their business backgrounds are as follows:


JOHN R. FRAWLEY, JR.     Chairman, Chief Executive Officer,
                         President and Director

JEFFREY F. CHANDOR       Senior Vice President, Director of
                         Sales, Marketing and Research and Director

JO ANN DI DARIO          Vice President, Chief Financial Officer and Treasurer,
                         through April 30, 1999

MICHAEL L. PUNGELLO      Vice President, Chief Financial Officer and Treasurer,
                         effective May 1, 1999

JOSEPH H. MOGLIA         Director

ALLEN N. JONES           Director

STEPHEN G. BODURTHA      Director

STEVEN B. OLGIN          Vice President, Secretary and
                         Director of Administration

          John R. Frawley, Jr. was born in 1943. Mr. Frawley is Chairman, Chief Executive Officer, President and a Director of MLIP and Co-Chairman of MLF. He joined Merrill Lynch Pierce Fenner & Smith Incorporated ("MLPF&S") in 1966 and has served in various positions, including Retail and Institutional Sales, Manager of New York Institutional Sales, Director of Institutional Marketing, Senior Vice President of Merrill Lynch Capital Markets and Director of International Institutional Sales. Mr. Frawley holds a Bachelor of Science degree from Canisius College. Mr. Frawley served on the CFTC's Regulatory Coordination Advisory Committee from its formation in 1990 through its dissolution in 1994. Mr. Frawley has served four consecutive one-year terms as Chairman of the Managed Funds Association (formerly, the Managed Futures Association), a national trade association that represents the managed futures, hedge funds and fund of funds industry. Mr. Frawley currently serves as a member of the CFTC's Global Markets Advisory Committee.

          Jeffrey F. Chandor was born in 1942. Mr. Chandor is Senior Vice President, Director of Sales, Marketing and Research and a Director of MLIP. He joined MLPF&S in 1971 and has served as the Product Manager of International Institutional Equities, Equity Derivatives and Mortgage-Backed Securities as well as Managing Director of International Sales in the United States, and Managing Director of Sales in Europe. Mr. Chandor holds a Bachelor of Arts degree from Trinity College, Hartford, Connecticut. Mr. Chandor is serving a two-year term as a director of the Managed Funds Association.

          Jo Ann Di Dario was born in 1946. Ms. Di Dario is, through April 30, 1999, Vice President, Chief Financial Officer and Treasurer of MLIP. Before joining MLIP in May 1998, she was self-employed for one year. From February 1996 to May 1997, she worked as a consultant for Global Asset Management, an international mutual fund organizer and operator headquartered in London, where she offered advice on restructuring their back-office operations. From May 1992 to January 1996, she served as a Vice President of Meridian Bank Corporation, a regional bank holding company. She was responsible for managing the treasury operations of Meridian Bank Corporation including its wholly-owned subsidiary, Meridian Investment Company Inc. From September 1991 to May 1992, Ms. Di Dario managed the Domestic Treasury Operations of First Fidelity Bank, a regional bank. From January 1991 to September 1991, Ms. Di Dario was self-employed. For the previous five years, Ms. Di Dario was Vice President, Secretary and Controller of Caxton Corporation, a Commodity Pool Operator and Commodity Trading Advisor. Her background includes seven years of public accounting experience, and she graduated with high honors from Stockton State College with a Bachelor of Science degree in Accounting.

          Michael L. Pungello was born in 1957. Effective May 1, 1999, Mr. Pungello will become Vice President, Chief Financial Officer and Treasurer of MLIP. He was First Vice President and Senior Director of Finance for Merrill Lynch's Operations, Services and Technology Group from January 1998 to March 1999. Prior to that, Mr. Pungello spent over 18 years with Deloitte & Touche LLP, and was a partner in their Financial Services practice from June 1990 to December 1997. He graduated from Fordham University in 1979 with a Bachelor of Science degree in accounting and received his Master of Business Administration degree in Finance from New York University in 1987.

          Joseph H. Moglia was born in 1949. Mr. Moglia is a Director of MLIP. In 1971, he graduated from Fordham University with a Bachelor of Arts degree in Economics. He later received his Master of Science degree from the University of Delaware. He taught at the high school and college level for sixteen years. Mr. Moglia joined MLPF&S in 1984, and has served in a number of senior roles, including Director of New York Fixed Income Institutional Sales, Director of Global Fixed Income Institutional Sales, and Director of the Municipal Division. He is currently Senior Vice President and Director of the Investment Strategy and Product Group in Merrill Lynch Private Client, and Director of Middle Markets.

          Allen N. Jones was born in 1942. Mr. Jones is a Director of MLIP and, from July 1995 until January 1998, Mr. Jones was also Chairman of the Board of Directors of MLIP. Mr. Jones graduated from the University of Arkansas with a Bachelor of Science, Business Administration degree in 1964. Since June 1992, Mr. Jones has held the position of Senior Vice President of MLPF&S. From June 1992 through February 1994, Mr. Jones was the President and Chief Executive Officer of Merrill Lynch Insurance Group, Inc. ("MLIG") and remains on the Board of Directors of MLIG and its subsidiary companies. From February 1994 to April 1997, Mr. Jones was the Director of Individual Financial Services of the Merrill Lynch Private Client Group. In April 1997, Mr. Jones became the Director of Private Client marketing.

          Stephen G. Bodurtha was born in 1958. Mr. Bodurtha is a Director of MLIP. In 1980, Mr. Bodurtha graduated magna cum laude from Wesleyan University, Middletown, Connecticut with a Bachelor of Arts degree in Government. From 1980 to 1983, Mr. Bodurtha worked in the Investment Banking Division of Merrill Lynch. In 1985, he was awarded his Master of Business Administration degree from Harvard University, where he also served as Associates Fellow (1985 to 1986). From 1986 to 1989, Mr. Bodurtha held the positions of Associate and Vice President with Kidder, Peabody & Co., Incorporated where he worked in their Financial Futures & Options

Group. Mr. Bodurtha joined MLPF&S in 1989 and has held the position of First Vice President since 1995. He has been the Director in charge of the Structured Investments Group of MLPF&S since 1995.

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

          As of December 31, 1998, the principals of MLIP had no investment in the Fund, and MLIP's general partner interest in the Fund was valued at $123,521.

          MLIP acts as general partner to twelve public futures funds whose units of limited partnership interest are registered under the Securities Exchange Act of 1934: The Futures Expansion Fund Limited Partnership, ML Futures Investments L.P., ML Futures Investments II L. P., John W. Henry & Co./Millburn L.P., The S.E.C.T.O.R. Strategy Fund (SM) L.P., The SECTOR Strategy Fund (SM) II L.P., The SECTOR Strategy Fund (SM) V L.P., The SECTOR Strategy Fund (SM) VI L.P., ML Global Horizons L.P., ML Principal Protection L.P., ML JWH Strategic Allocation Fund L.P. and the Fund. Because MLIP serves as the sole general partner of each of these funds, the officers and directors of MLIP effectively manage them as officers and directors of such funds.

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

ITEM 11:  EXECUTIVE COMPENSATION
          ----------------------

          The directors and officers of the General Partner are remunerated by the General Partner in their respective positions. The Partnership does not itself have any officers, directors or employees. The Partnership pays Brokerage Commissions to an affiliate of the General Partner. The General Partner or its affiliates may also receive certain economic benefits from possession of certain of the Fund's dollar assets. The directors and officers receive no "other compensation" from the Partnership, and the directors receive no compensation for serving as directors of the General Partner. There are no compensation plans or arrangements relating to a change in control of either the Partnership or the General Partner.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

          (a)  Security Ownership of Certain Beneficial Owners:
               -----------------------------------------------

                                        Amount of
Title           Name of                 nature of           Percent
  of          beneficial                beneficial            of
class            owner                  ownership            class
-----         ----------                ----------          -------
Limited       M.B. Seretean              2,000               5.31%
Partnership   12424 Creek Hollow Ln.
Units         Soddy-Daisy, TN  37379

          (b)  Security Ownership of Management:
               --------------------------------

               As of December 31, 1998, the General Partner owned 390 Units (unit-equivalent general partnership interests), which was less than 1.04% of the total Units outstanding.

          (c)  Changes in Control:
               ------------------

               None.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

          (a)  Transactions Between Merrill Lynch and the Fund
               -----------------------------------------------

          All of the service providers to the Fund, other than the Advisor, are affiliates of Merrill Lynch. Merrill Lynch negotiated with the Advisor over the level of its advisory fees and Profit Share. However, none of the fees paid by the Fund to any Merrill Lynch party were negotiated, and they are higher than would have been obtained in arm's-length bargaining.

          The Fund pays Merrill Lynch Brokerage Commissions and
Administrative Fees as well as bid-ask spreads on forward currency trades. The Fund also pays MLF interest on short-term loans extended by MLF to cover losses on foreign currency positions.

          Within the Merrill Lynch organization, MLIP is the direct beneficiary of the revenues received by different Merrill Lynch entities from the Fund. MLIP controls the management of the Fund and serves as its promoter. Although MLIP has not sold any assets, directly or indirectly, to the Fund, MLIP makes substantial profits from the Fund due to the foregoing revenues.

          No loans have been, are or will be outstanding between MLIP or any of its principals and the Fund.

          MLIP pays substantial selling commissions and trailing commissions to MLPF&S for distributing the Units. MLIP is ultimately paid back for these expenditures from the revenues it receives from the Fund.

          (b)  Certain Business Relationships:
               ------------------------------

               MLF, an affiliate of the General Partner, acts as the principal commodity broker for the Partnership.

               In 1998 the Partnership expensed: (i) Brokerage Commissions of $6,994 to the Commodity Broker, and (ii) Administrative Fees of $199,731 to the General Partner, which included approximately $36,000 in consulting and advisory fees earned by the Trading Advisor. In addition, MLIP and its affiliates may have derived certain economic benefits from possession of the Fund's assets, as well as from foreign exchange and EFP trading.

               See Item 1(c), "Narrative Description of Business -- Charges" and "--Description of Current Charges" for a discussion of other business dealings between MLIP affiliates and the Partnership.

     (c)     Indebtedness of Management:
             --------------------------

             The Partnership is prohibited from making any loans, to management or otherwise.

     (d)     Transactions with Promoters:
             ---------------------------

             Not applicable.


                                    PART IV

ITEM 14:  EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          -------------------------------------------------------------------
          FORM 8-K
          --------

      (a)1.   Consolidated Financial Statements (found in Exhibit 13.01):  Page
             ---------------------------------------------------------     ----

             Independent Auditors' Report                                     1

             Consolidated Statements of Financial Condition
             as of December 31, 1998 and 1997                                 2

             For the years ended December 31, 1998,
             1997 and 1996:
                  Consolidated Statements of Income                           3
                  Consolidated Statements of Changes in Partners' Capital     4

             Notes to Consolidated Financial Statements                    5-10

      (a)2.  Consolidated Financial Statement Schedules:
             ------------------------------------------

             Consolidated financial statement schedules not included in this Form 10-K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the consolidated financial statements or notes thereto.

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

3.04 Amended and Restated Certificate of Limited Partnership of the Partnership, dated July 27, 1995.

Exhibit 3.04:       Is incorporated by reference from Exhibit 3.04 contained in
------------        the Registrant's report on Form 10 Q for the Quarter Ended
                    June 30, 1995.

3.05 Certificate of Limited Partnership of the Trading Partnership dated June 24, 1994.

Exhibit 3.05:       Is incorporated herein by reference from Exhibit 3.05
------------        contained in the Registrant's report on Form 10-K for the
                    year ended December 31, 1996.

10.01(c) Form of Advisory Agreement between the Partnership, Merrill Lynch Investment Partners Inc., Merrill Lynch Futures Inc. and each Trading Advisor.

Exhibit 10.01(c):   Is incorporated by reference from Exhibit 10.01(c) contained
----------------    in the Registrant's report on Form 10-Q for the Quarter
                    Ended June 30, 1995.

10.02 Form of Consulting Agreement between each the Partnership and Merrill Lynch Futures Inc.

Exhibit 10.02:      Is incorporated herein by reference from Exhibit 10.02
-------------       contained in the Registrant's Registration Statement.


10.04 Form of Customer Agreement between the Partnership and Merrill Lynch Futures Inc.

Exhibit 10.04:      Is incorporated herein by reference from Exhibit 10.04
-------------       contained in the Registrant's Registration Statement.


13.01               1998 Annual Report and Independent Auditors' Report.

Exhibit 13.01:      Is filed herewith.
-------------

28.01               Prospectus of the Partnership dated June 12, 1987.


Exhibit 28.01:      Is incorporated by reference as filed with the Securities
-------------       and Exchange Commission pursuant to Rule 424 under the
                    Securities Act of 1933, on June 12, 1987.


     (b)  Report on Form 8-K:
          ------------------

          No reports on Form 8-K were filed during the fourth quarter of 1998.

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


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 25, 1999 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature                     Title                                                            Date
---------                     -----                                                            ----
/s/ John R. Frawley, Jr.      Chairman, Chief Executive Officer, President and Director        March 25, 1999
-------------------------
John R. Frawley, Jr.          (Principal Executive Officer)

/s/ Jo Ann Di Dario           Vice President, Chief Financial Officer, and Treasurer           March 25, 1999
-------------------------
Jo Ann Di Dario               (Principal Financial and Accounting Officer)

/s/ Jeffrey F. Chandor        Senior Vice President, Director of Sales,                        March 25, 1999
-------------------------
Jeffrey F. Chandor            Marketing and Research, and Director

/s/ Allen N. Jones            Director                                                         March 25, 1999
-------------------------
Allen N. Jones

(Being the principal executive officer, the principal financial and accounting officer and a majority of the directors of Merrill Lynch Investment Partners Inc.)

MERRILL LYNCH INVESTMENT       General Partner of Registrant     March 25, 1999
 PARTNERS INC.

By: /s/ John R. Frawley, Jr.
    --------------------------
    John R. Frawley, Jr.

                      THE GROWTH AND GUARANTEE FUND L.P.

                                1998 FORM 10-K

                               INDEX TO EXHIBITS
                               -----------------

                         Exhibit
                         -------

Exhibit 13.01            1998 Annual Report and Independent Auditors' Report