Form 10-Q
period 1999-03-31
GROWTH & GUARANTEE FUND L P
filed 1999-05-14
CIK 812188

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999
                               --------------

                                     OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

                   c/o Merrill Lynch Investment Partners Inc.
                           Princeton Corporate Campus
                       800 Scudders Mill Road - Section 2G
                          Plainsboro, New Jersey 08536
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  609-282-6996
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       THE GROWTH AND GUARANTEE FUND L.P.
                        (a Delaware limited partnership)

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                          March 31,      December 31,
                                                            1999            1998
                                                        ------------    ------------
ASSETS
Equity in commodity futures trading accounts:
    Cash and options premium                            $  2,064,311    $  1,339,093
    Net unrealized profit (loss) on open contracts           (41,788)        633,300
Government Securities                                     10,041,468      10,095,662
     (Cost: $9,605,889 and $10,001,269)
Accrued interest                                               6,975           3,883
                                                        ------------    ------------

                TOTAL                                   $ 12,070,966    $ 12,071,938
                                                        ============    ============

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
    Redemptions payable                                 $     37,568    $     86,465
    Administrative fees and brokerage
        commissions payable                                   18,811          18,192
                                                        ------------    ------------

            Total liabilities                                 56,379         104,657
                                                        ------------    ------------

Minority Interest                                             36,195          33,888
                                                        ------------    ------------

PARTNERS' CAPITAL:
  General Partner (390 and 390 Units)                        125,228         123,521
  Limited Partners (36,915 and 37,288 Units)              11,853,164      11,809,872
                                                        ------------    ------------

            Total partners' capital                       11,978,392      11,933,393
                                                        ------------    ------------

                TOTAL                                   $ 12,070,966    $ 12,071,938
                                                        ============    ============

NET ASSET VALUE PER UNIT

         (Based on 37,305 and 37,678 Units outstanding) $     321.09    $     316.72
                                                        ============    ============

See notes to consolidated financial statements.

                       THE GROWTH AND GUARANTEE FUND L.P.
                        (a Delaware limited partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  For the three    For the three
                                                  months ended      months ended
                                                    March 31,        March 31,
                                                      1999             1998
                                                   -----------      -----------
REVENUES:
    Trading profit (loss) :
      Realized:
          Options and Futures                      $   789,276      $   423,650
           U.S. Government obligations                   2,783           26,564
     Change in unrealized:
          Options and Futures                         (675,088)         706,713
           U.S. Government obligations                 (44,815)         (45,176)
                                                   -----------      -----------

            Total trading results                       72,156        1,111,751


     Interest income                                   146,722          152,251
                                                   -----------      -----------

            Total revenues                             218,878        1,264,002
                                                   -----------      -----------

EXPENSES:
    Brokerage commissions                                  950            1,706
    Administrative fees                                 52,539           49,721
                                                   -----------      -----------

            Total expenses                              53,489           51,427
                                                   -----------      -----------

    INCOME BEFORE
    MINORITY INTEREST                                  165,389        1,212,575
    Minority interest on income                         (2,307)         (91,873)
                                                   -----------      -----------

NET INCOME                                         $   163,082      $ 1,120,702
                                                   ===========      ===========

NET INCOME PER UNIT:
    Weighted average number of units
        outstanding                                     37,576           39,645
                                                   ===========      ===========

    Weighted average net income
       per Limited Partner
      and General Partner Unit                     $      4.34      $     28.27
                                                   ===========      ===========

See notes to consolidated financial statements.

                       THE GROWTH AND GUARANTEE FUND L.P.
                        (a Delaware limited partnership)


         CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
               For the three months ended March 31, 1999 and 1998

                               Units          Limited Partners      General Partner         Total
                           ------------       ----------------      ---------------      ------------
PARTNERS' CAPITAL,
  December 31, 1997              39,814         $ 10,578,796         $    183,819        $ 10,762,615

Net income                         --              1,101,460               19,242           1,120,702

Redemptions                        (888)            (259,247)                --              (259,247)
                           ------------         ------------         ------------        ------------

PARTNERS' CAPITAL,
  March 31, 1998                 38,926         $ 11,421,009         $    203,061        $ 11,624,070
                           ============         ============         ============        ============

PARTNERS' CAPITAL,
  December 31, 1998              37,678         $ 11,809,872         $    123,521        $ 11,933,393

Net income                         --                161,375                1,707             163,082

Redemptions                        (373)            (118,083)                --              (118,083)
                           ------------         ------------         ------------        ------------

PARTNERS' CAPITAL,
  March 31, 1999                 37,305         $ 11,853,164         $    125,228        $ 11,978,392
                           ============         ============         ============        ============


See notes to consolidated financial statements.

                       THE GROWTH AND GUARANTEE FUND L.P.
                        (a Delaware limited partnership)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These consolidated financial statements have been prepared without audit. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The Growth and Guarantee Fund L.P. (the "Partnership" or the "Fund") as of March 31, 1999 and December 31, 1998, and the results of its operations for the three months ended March 31, 1999 and 1998. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

     Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998 (the "Annual Report").

2.   FAIR VALUE AND OFF-BALANCE SHEET RISK

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"), effective for fiscal years beginning after June 15, 1999. This Statement supercedes SFAS No. 119 ("Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments") and SFAS No. 105 ("Disclosure of information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk") whereby disclosure of average aggregate fair values and contract/notional values, respectively, of derivative financial instruments is no longer required for an entity such as the Partnership which carries its assets at fair value. Such Statement sets forth a much broader definition of a derivative instrument. The General Partner does not believe that the application of the provisions of such statement has a significant effect on the financial statements.

     SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics (1) one or more underlyings, notional amounts or payment provisions (2) requires no initial net investment or a smaller initial net investment than would be required relative to changes in market factors (3) terms require or permit net settlement. Generally, derivatives include a future, forward, swap or option contract, or other financial instrument with similar characteristics such as caps, floors and collars.

     Market Risk

     Derivative instruments involve varying degrees of off-balance sheet market risk, and changes in the level or volatility of interest rates or the S & P 500 Stock Index will result in changes in the Partnership's net unrealized profit (loss) on such derivative instruments as relfected in the Consolidated Statements of Financial Condition. The Trading Partnership's exposure to market risk is influenced by a number of factors which affect the S & P 500 Stock Index.

     Credit Risk

     The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter transactions, (non-exchange-traded) because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange, whereas in over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties. Margins, which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may require margin in the over-the-counter markets. The Trading Partnership does not trade over-the-counter instruments.

     Because the Trading Partnership trades only exchange-traded instruments, it has no counterparty risk.

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


                       MONTH-END NET ASSET VALUE PER UNIT

                   ------------------------------------------
                             Jan.        Feb.        Mar.
                   ------------------------------------------
                   1998    $273.20     $287.07     $298.62
                   ------------------------------------------
                   ------------------------------------------
                   1999    $324.09     $312.19     $321.09
                   ------------------------------------------


Results of Operations

     During the 3 months of trading ending March 31, 1998, the S&P 500 Stock Index (dividends not reinvested) increased a total of 13.53%, whereas the Net Asset Value per Series A unit increased 10.47%.

     During the 3 months of trading ending March 31, 1999 the S&P 500 Stock Index (dividends not reinvested) increased a total of 4.98%, whereas the Net Asset Value per Series A unit increased 1.38%.

     Effective July 31, 1999, the Fund's Trading Consultant, Leland O'Brien Rubinstein Associates Incorporated, will cease operations. As a result, and because of the decline in the Fund's assets over the years due to redemptions, the General Partner has determined that the Fund will cease trading effective on the earliest to occur of (i) the next new Profits Lock-In or (ii) July 31, 1999. The Fund will then begin liquidation and investors will receive a credit to their Merrill Lynch customer securities account equal to the Net Asset Value per Unit as of the close of business on the last day of trading.

Performance Summary

     During the first three months of 1998, the Fund's average month-end Net Assets equaled $11,261,780, and the Fund recognized gross trading gains of $1,111,751 or 9.87% of such average month-end Net Assets. Brokerage commissions of $1,706 or .02% and Administrative fees of $49,721 or 0.44% of average month-end Net Assets were paid. Interest income of $152,251 or 1.35% of average month-end Net Assets resulted in net income of $1,120,702 (after deduction of MLIP's Minority Interest of $91,873 in the Trading Partnership) or 9.95% of average month-end Net Assets which resulted in a 10.47% increase in the Net Asset Value per Unit since December 31, 1997.

     During the first three months of 1999, the Fund's average month-end Net Assets equaled $11,944,524, and the Fund recognized gross trading gains of $72,156 or .60% of such average month-end Net Assets. Brokerage commissions of $950 or .01% and Administrative Fees of $52,539 or .44% of average month-end Net Assets were paid. Interest income of $146,722 or 1.23% of average month-end Net Assets resulted in net income of $163,082 (after deduction of MLIP's Minority Interest in the Trading Partnership of $2,307) or 1.37% of average month-end Net Assets, which resulted in a 1.38% increase in the Net Asset Value per Unit.

THE YEAR 2000 COMPUTER ISSUE

As the Year 2000 approaches, Merrill Lynch has undertaken initiatives to address the Year 2000 problem (the "Y2K problem"), as more fully described in the Partnership's 1998 Form 10-K. The failure of Merrill Lynch's technology systems relating to a Y2K problem would likely have a material adverse effect on the company's business, results of operations, and financial condition. This effect could include disruption of normal business transactions, such as the settlement, execution, processing, and recording of trades in securities, commodities, currencies, and other assets. The Y2K problem could also increase Merrill Lynch's exposure to risk and legal liability and its need for liquidity.

The renovation phase of Merrill Lynch's Year 2000 efforts, as described in the Partnership's 1998 Form 10-K, was approximately 99.7% completed as of April 16, 1999, and production testing was approximately 99.1% completed as of that date. In March and April 1999, Merrill Lynch continued its participation in U.S. industrywide testing sponsored by the Securities Industry Association. These tests involved an expanded number of firms, transactions, and conditions compared with those previously conducted.

In light of the interdependency of the parties in or serving the financial markets, there can be no assurance that all Y2K problems will be identified and remedied on a timely basis or that all remediation will be successful. Disruption or suspension of activity in the world's financial markets is also possible. In some non-U.S. markets in which Merrill Lynch does business, the level of awareness and remediation efforts relating to the Y2K problem are thought to be less advanced than in the U.S. Management is unable at this point to ascertain whether all significant third parties will successfully address the Y2K problem. Merrill Lynch will continue to monitor third parties' Year 2000 readiness to determine if additional or alternative measures are necessary. The failure of exchanges, clearing organizations, vendors, service providers, clients and counterparties, regulators, or others to resolve their own processing issues in a timely manner could have a material adverse effect on Merrill Lynch's business, results of operations, and financial condition.

As of March 26, 1999, the total estimated expenditures for the Year 2000 compliance initiative are approximately $520 million. This estimate includes $104 million of occupancy, communications, and other related overhead expenditures as Merrill Lynch is applying a fully costed pricing methodology for this project. Of the total estimated expenditures, approximately $157 million remains to be spent, primarily on continued testing, contingency planning, and risk management. There can be no assurance that the costs associated with remediation efforts will not exceed those currently anticipated by Merrill Lynch, or that the possible failure of such remediation efforts will not have a material adverse effect on Merrill Lynch's business, results of operations, or financial condition.


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

     (b) Reports on Form 8-K

     There were no reports on Form 8-K filed during the first three months of fiscal 1999.

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




                                   THE GROWTH AND GUARANTEE FUND L.P.





                                   By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                                 (General Partner)






Date: May 11,1999                  By /s/ JOHN R. FRAWLEY, JR.
                                      ----------------------------
                                      John R. Frawley, Jr.
                                      Chairman, Chief Executive Officer,
                                      President and Director






Date:  May 11,1999                 By /s/ MICHAEL L. PUNGELLO
                                      ----------------------------
                                      Michael L.Pungello
                                      Vice President, Chief Financial Officer
                                      and Treasurer