Form 10-Q
period 1999-06-30
GROWTH & GUARANTEE FUND L P
filed 1999-08-12
CIK 812188

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1999
                                 -------------

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

            Delaware                                      13-3407269
-----------------------------------           ---------------------------------
 (State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

                  c/o Merrill Lynch Investment Partners Inc.
                          Princeton Corporate Campus
                      800 Scudders Mill Road - Section 2G
                         Plainsboro, New Jersey 08536
                         ----------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                 609-282-6996
        --------------------------------------------------------------
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

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                ----------------------------------------------


                                                                             June 30,           December 31,
                                                                               1999                1998
                                                                        -----------------    ----------------
ASSETS
Equity in commodity futures trading accounts:
    Cash and options premium                                               $  1,994,194        $  1,339,093
    Net unrealized profit (loss) on open contracts                              446,625             633,300
Government Securities
    (Cost: $9,349,121 and $10,001,269, respectively)                          9,878,680          10,095,662
Accrued interest                                                                  7,668               3,883
                                                                        ----------------     ---------------

                TOTAL                                                      $ 12,327,167        $ 12,071,938
                                                                        ================     ===============

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
    Redemptions payable                                                    $     33,610        $     86,465
    Administrative fees and brokerage
        commissions payable                                                      18,972              18,192
                                                                        ----------------     ---------------

            Total liabilities                                                    52,582             104,657
                                                                        ----------------     ---------------

Minority Interest                                                                45,510              33,888
                                                                        ----------------     ---------------

PARTNERS' CAPITAL:
  General Partner (390 and 390 Units)                                           131,080             123,521
  Limited Partners (35,995 and 37,288 Units)                                 12,097,995          11,809,872
                                                                        ----------------     ---------------

            Total partners' capital                                          12,229,075          11,933,393
                                                                        ----------------     ---------------

                TOTAL                                                      $ 12,327,167        $ 12,071,938
                                                                        ================     ===============
NET ASSET VALUE PER UNIT

         (Based on 36,385 and 37,678 Units outstanding)                    $     336.10        $     316.72
                                                                        ================     ===============

See notes to consolidated financial statements.

                      THE GROWTH AND GUARANTEE FUND L.P.
                      ----------------------------------
                       (a Delaware limited partnership)
                       --------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                            For the three      For the three        For the six         For the six
                                             months ended       months ended        months ended        months ended
                                               June 30,           June 30,           June 30,             June 30,
                                                 1999               1998               1999                 1998
                                            ---------------   ---------------     --------------     -----------------
REVENUES:
    Trading profit (loss):
      Realized:
          Options and Futures                  $  (6,138)         $ 574,525          $ 783,137           $   998,175
           U.S. Government obligations             7,895               (235)            10,679                26,329
     Change in unrealized:
          Options and Futures                    487,913           (494,088)          (187,175)              212,625
           U.S. Government obligations           (27,163)            14,027            (71,978)              (31,149)
                                           --------------     --------------      -------------      ----------------

            Total trading results                462,507             94,229            534,663             1,205,980
                                           --------------     --------------      -------------      ----------------


     Interest income:                            151,343            155,763            298,065               308,014
                                           --------------     --------------      -------------      ----------------

            Total revenues                       613,850            249,992            832,728             1,513,994
                                           --------------     --------------      -------------      ----------------

EXPENSES:
    Brokerage commissions                          1,263              1,438              2,213                 3,144
    Administrative fees                           53,288             50,835            105,828               100,556
                                           --------------     --------------      -------------      ----------------

            Total expenses                        54,551             52,273            108,041               103,700
                                           --------------     --------------      -------------      ----------------

    INCOME BEFORE
    MINORITY INTEREST                            559,299            197,719            724,687             1,410,294
    Minority interest on income                   (9,314)            19,034            (11,621)              (72,839)
                                           --------------     --------------      -------------      ----------------

NET INCOME                                     $ 549,985          $ 216,753          $ 713,066           $ 1,337,455
                                           ==============     ==============      =============      ================

NET INCOME PER UNIT:
    Weighted average number of units
        outstanding                               36,946             38,707             37,262                39,178
                                           ==============     ==============      =============      ================

    Weighted average net income
       per Limited Partner
       and General Partner Unit                $   14.89          $    5.60          $   19.14           $     34.14
                                           ==============     ==============      =============      ================

See notes to consolidated financial statements.

                      THE GROWTH AND GUARANTEE FUND L.P.
                      ----------------------------------
                       (a Delaware limited partnership)
                       --------------------------------

           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
           -------------------------------------------------------
                For the six months ended June 30, 1999 and 1998
                -----------------------------------------------


                                            Units         Limited Partners     General Partner           Total
                                       ----------------   ------------------   -----------------   -------------------
PARTNERS' CAPITAL,
  December 31, 1997                             39,814         $ 10,578,796           $ 183,819          $ 10,762,615

Net income                                      -                 1,317,129              20,326             1,337,455

Redemptions                                     (1,524)            (363,231)            (85,470)             (448,701)
                                       ----------------   ------------------   -----------------   -------------------

PARTNERS' CAPITAL,
  June 30, 1998                                 38,290         $ 11,532,694           $ 118,675          $ 11,651,369
                                       ================   ==================   =================   ===================

PARTNERS' CAPITAL,
  December 31, 1998                             37,678         $ 11,809,872           $ 123,521          $ 11,933,393

Net income                                      -                   705,507               7,559               713,066

Redemptions                                     (1,293)            (417,384)          -                      (417,384)
                                       ----------------   ------------------   -----------------   -------------------

PARTNERS' CAPITAL,
  June 30, 1999                                 36,385         $ 12,097,995           $ 131,080          $ 12,229,075
                                       ================   ==================   =================   ===================

See notes to consolidated financial statements.

                       THE GROWTH AND GUARANTEE FUND L.P.
                       ----------------------------------
                        (a Delaware limited partnership)
                        --------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   These consolidated financial statements have been prepared without audit. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The Growth and Guarantee Fund L.P. (the "Partnership" or the "Fund") as of June 30, 1999, and the results of its operations for the three and six month periods ended June 30, 1999 and 1998. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

2. FAIR VALUE AND OFF-BALANCE SHEET RISK

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"), effective for fiscal years beginning after June 15, 2000, however, the Fund has adopted the Statement effective January 1, 1999. This Statement supercedes SFAS No. 119 ("Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments") and SFAS No. 105 ("Disclosure of information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk") whereby disclosure of average aggregate fair values and contract/notional values, respectively, of derivative financial instruments is no longer required for an entity such as the Partnership which carries its assets at fair value. Such Statement sets forth a much broader definition of a derivative instrument. The General Partner does not believe that the application of the provisions of such statement has a significant effect on the financial statements.

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

   Market Risk
   -----------

   Derivative instruments involve varying degrees of off-balance sheet market risk, and changes in the level or volatility of interest rates or the S&P 500 Stock Index will result in changes in the Partnership's net unrealized profit on such derivative instruments as reflected in the Statements of Financial Condition. The Trading Partnership's exposure to market risk is influenced by a number of factors which affect the S&P 500 Stock Index.

   Credit Risk
   -----------

   The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter transactions (non-exchange-traded) because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange. In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties. Margins, which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may require margin in the over-the-counter markets. The Trading Partnership does not trade over-the-counter instruments.

   Because the Trading Partnership trades only exchange-traded instruments, it has no counterparty risk.

3. SUBSEQUENT EVENT

   During the first quarter of 1999, the General Partner had determined that the Partnership will cease trading effective on the earliest to occur (i) the next New Profits Lock-In or (ii) July 31, 1999 (the date on which the Partnership's Trading Consultant will cease operations). On July 9, 1999, the Partnership reached a New Profits Lock-In and the General Partner began the process to dissolve the Partnership.

Item 2: Management's Discussion and Analysis of Financial
        -------------------------------------------------
        Condition and Results of Operations
        -----------------------------------

                      MONTH-END NET ASSET VALUE PER UNIT

        Jan.        Feb.       Mar.       Apr.        May       Jun.
-----------------------------------------------------------------------
1998   $273.20     $287.07    $298.62    $300.27    $294.72    $304.29
-----------------------------------------------------------------------
1999   $324.09     $312.19    $321.09    $330.55    $321.03    $336.10
-----------------------------------------------------------------------


Results of Operations
---------------------

During the 3 months of trading ending June 30, 1998 the S&P 500 Stock Index (dividends not reinvested) increased a total of 2.96%, whereas the Net Asset Value per Series A unit increased 1.90%.

During the 3 months of trading ending June 30, 1999, the S&P 500 Stock Index (dividends not reinvested) increased a total of 6.11%, whereas the Net Asset Value per Series A unit increased 4.67%.

Effectively July 31, 1999, the Fund's Trading Consultant, Leland O'Brien Rubinstein Associates Incorporated, will cease operations. As a result, and because of the decline in the Fund's assets over the years due to redemptions, the General Partner has determined that the Fund will cease trading effective on the earliest to occur of (i) the next new Profits Lock-In or (ii) July 31, 1999. On July 9, 1999, the Fund reached a New Profits Lock-In and began liquidation. Investors will receive a credit to their Merrill Lynch customer securities account in August 1999, equal to the Net Asset Value per Unit as of the close of business on the last day of trading.

Performance Summary
-------------------

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

During the first six months of 1999, the Fund's average month-end Net Assets equaled $12,007,394, and the Fund recognized gross trading gains of $534,663 or 4.45% of such average month-end Net Assets. Brokerage commissions of $2,213 or 0.02% and Administrative fees of $105,828 or 0.88% of average month-end Net Assets were paid. Interest income of $298,065 or 2.48% of average month-end Net Assets resulted in net income of $713,066 (after deduction of MLIP's "Minority Interest" of $11,621 in the Trading Partnership) or 5.94% of average month-end Net Assets which resulted in a 6.12% increase in Net Asset Value per Unit since December 31, 1998.

YEAR 2000 COMPLIANCE

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

The renovation phase of Merrill Lynch's Year 2000 system efforts, as described in the Partnership's 1998 Form 10-K, was 100% completed as of June 30, 1999, and production testing was 100% completed as of that date. In March and April 1999, Merrill Lynch successfully participated in U.S. industrywide testing sponsored by the Securities Industry Association. These tests involved an expanded number of firms, transactions, and conditions compared with those previously conducted. Merrill Lynch has participated in and continues to participate in numerous tests throughout the world.

In light of the interdependency of the parties in or serving the financial markets, there can be no assurance that all Y2K problems will be identified and remedied on a timely basis or that all remediation will be successful. Public uncertainty regarding successful remediation of the Y2K problem may cause a reduction in activity in the financial markets. Disruption or suspension of activity in the world's financial markets is also possible. In some non-U.S. markets in which Merrill Lynch does business, the level of awareness and remediation efforts relating to the Y2K problem are thought to be less advanced than in the U.S. Management is unable at this point to ascertain whether all significant third parties will successfully address the Y2K problem. Merrill Lynch will continue to monitor third parties' Year 2000 readiness to determine if additional or alternative measures are necessary. Contingency plans have been established for all business units. However, the failure of exchanges, clearing organizations, vendors, service providers, clients and counterparties, regulators, or others to resolve their own processing issues in a timely manner could have a material adverse effect on Merrill Lynch's business, results of operations, and financial condition.

As of June 25, 1999, the total estimated expenditures of existing and incremental resources for the Year 2000 compliance initiative are approximately $520 million. This estimate includes $104 million of occupancy, communications, and other related overhead expenditures, as Merrill Lynch is applying a fully costed pricing methodology for this project. Of the total estimated expenditures, approximately $80 million remains to be spent, primarily on continued testing, contingency planning, and risk management. There can be no assurance that the costs associated with remediation efforts will not exceed those currently anticipated by Merrill Lynch, or that the possible failure of such remediation efforts will not have a material adverse effect on Merrill Lynch's business, results of operations, or financial condition.

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

        (b)  Reports on Form 8-K

        There were no reports on Form 8-K filed during the first six months of fiscal 1999.

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



                        THE GROWTH AND GUARANTEE FUND L.P.
                        ----------------------------------




                            By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                   (General Partner)



Date: August 10, 1999       By /s/ JOHN R. FRAWLEY, JR.
                               ------------------------
                               John R. Frawley, Jr.
                               Chairman, Chief Executive Officer,
                               President and Director



Date:  August 10, 1999      By /s/ MICHAEL L. PUNGELLO
                               -----------------------
                               Michael L.Pungello
                               Vice President, Chief Financial Officer
                               and Treasurer