Form 10-Q
period 1999-09-30
GROWTH & GUARANTEE FUND L P
filed 1999-11-12
CIK 812188

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1999
                                ------------------

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________

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

                                 609-282-6996
              --------------------------------------------------
             (Registrant's telephone number, including area code)

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

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                ----------------------------------------------

                                                                        August 9,     December 31,
                                                                           1999           1998
                                                                     --------------  -------------
ASSETS
------
Equity in commodity futures trading accounts:
  Cash and options premium                                            $           -   $  1,339,093
  Net unrealized profit (loss) on open contracts                                  -        633,300
Government Securities
  (Cost: $0 and $10,001,269, respectively)                                        -     10,095,662
Accrued interest                                                                  -          3,883
                                                                     --------------  -------------
               TOTAL                                                  $           -   $ 12,071,938
                                                                     ==============  =============


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
LIABILITIES:
  Redemptions payable                                                 $           -   $     86,465
  Administrative fees and brokerage
     commissions payable                                                          -         18,192
                                                                     --------------  -------------
         Total liabilities                                                        -        104,657
                                                                     --------------  -------------
Minority Interest                                                                 -         33,888
                                                                     --------------  -------------

PARTNERS' CAPITAL:
  General Partner (0 and 390 Units)                                               -        123,521
  Limited Partners (0 and 37,288 Units)                                           -     11,809,872
                                                                     --------------  -------------
         Total partners' capital                                                  -     11,933,393
                                                                     --------------  -------------
               TOTAL                                                  $           -   $ 12,071,938
                                                                     ==============  =============

NET ASSET VALUE PER UNIT

         (Based on 0 and 37,678 Units outstanding)                     $          -   $     316.72
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

                      THE GROWTH AND GUARANTEE FUND L.P.
                      ----------------------------------
                       (a Delaware limited partnership)
                       --------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                                  For the three       For the three       For the nine        For the nine
                                                  months ended        months ended        months ended        months ended
                                                  September 30,       September 30,       September 30,       September 30,
                                                      1999                1998                1999                1998
                                                  -------------       -------------       -------------       -------------
REVENUES:
     Trading (loss) profit:
      Realized
       Options and Futures                        $     694,500       $    (621,325)      $   1,477,638       $     376,850
       U.S. Government obligations                       22,322              (8,642)             23,877              17,687
     Change in unrealized:
       Options and Futures                             (445,563)           (300,675)           (632,738)            (88,050)
       U.S. Government obligations                      (22,416)            141,228             (94,394)            110,079
                                                  -------------       -------------       -------------       -------------
        Total trading results                           248,843            (789,414)            774,383             416,566
                                                  -------------       -------------       -------------       -------------

     Interest income:
      Options and Futures                                30,531             318,198              71,258             380,618
       U.S. Government obligations                       18,924            (165,574)            285,385              80,020
                                                  -------------       -------------       -------------       -------------
        Total revenues                                  298,298            (636,790)          1,131,026             877,204
                                                  -------------       -------------       -------------       -------------

EXPENSES:
     Brokerage commissions                                1,250               2,550               3,463               5,694
     Administrative fees                                  5,203              48,440             111,030             148,996
                                                  -------------       -------------       -------------       -------------
        Total expenses                                    6,453              50,990             114,493             154,690
                                                  -------------       -------------       -------------       -------------

     INCOME (LOSS) BEFORE
     MINORITY INTEREST                                  291,845            (687,780)          1,016,533             722,514

     Minority interest on income                         (5,248)             14,053             (16,869)            (58,786)
                                                  -------------       -------------       -------------       -------------
NET INCOME (LOSS)                                 $     286,597       $    (673,727)      $     999,664       $     663,728
                                                  =============       =============       =============       =============

NET INCOME (LOSS) PER UNIT:

     Weighted average number of units
       outstanding                                       36,385              38,241              37,136              38,863
                                                  =============       =============       =============       =============
     Weighted average net income (loss)
      per Limited Partner
      and General Partner Unit                    $        7.88        $     (17.62)      $       26.92       $       17.08
                                                  =============       =============       =============       =============

See notes to consolidated financial statements.

                      THE GROWTH AND GUARANTEE FUND L.P.
                      ----------------------------------
                       (a Delaware limited partnership)
                        ------------------------------

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNER' CAPITAL
            ------------------------------------------------------
             For the nine months ended September 30, 1999 and 1998
             -----------------------------------------------------

                                             Units          Limited Partners         General Partner          Total
                                        ---------------     ----------------         ---------------     ----------------
PARTNERS' CAPITAL,
  December 31, 1997                              39,814     $     10,578,796         $       183,819     $     10,762,615

Net income                                            -              650,268                  13,460              663,728

Redemptions                                      (1,713)            (417,689)                (85,469)            (503,158)
                                        ---------------     ----------------         ---------------     ----------------

PARTNERS' CAPITAL,
  September 30, 1998                             38,101     $     10,811,375         $       111,810     $     10,923,185
                                        ===============     ================         ===============     ================

PARTNERS' CAPITAL,
  December 31, 1998                              37,678     $     11,809,872         $       123,521     $     11,933,393

Net income                                            -              989,033                  10,631              999,664

Redemptions                                     (37,678)         (12,798,905)               (134,152)         (12,933,057)
                                        ---------------     ----------------         ---------------     ----------------

PARTNERS' CAPITAL,
  September 30, 1999                                  -     $              -         $             -     $              -
                                        ===============     ================         ===============     ================

See notes to consolidated financial statements.

                      THE GROWTH AND GUARANTEE FUND L.P.
                       (a Delaware limited partnership)
                        ------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

     1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          These consolidated financial statements have been prepared without audit. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The Growth and Guarantee Fund L.P. (the "Partnership" or the "Fund") as of September 30, 1999, and the results of its operations for the three and nine month periods ended September 30, 1999 and 1998. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

          Credit Risk
          -----------
          The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter (non-exchange-traded) transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange. In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties. Margins, which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may require margin in the over-the-counter markets.

          Because the Trading Partnership trades only exchange-traded instruments, it has no counterparty risk.

     3.   SUBSEQUENT EVENTS

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

          Effective July 12, 1999, the Company suspended all trading operations and began the formal liquidation of the Company. All commodity positions were liquidated or offset and no other trading occcurred. In accordance with the liquidation, the Company's Advisory Agreement terminated and Members redeemed their capital. Liquidation was completed on August 9, 1999.

Item 2:   Management's Discussion and Analysis of Financial
          -------------------------------------------------
          Condition and Results of Operations
          -----------------------------------

                      MONTH-END NET ASSET VALUE PER UNIT

--------------------------------------------------------------------------------
        Jan.      Feb.      Mar.      Apr.      May.      Jun.      Jul.
--------------------------------------------------------------------------------
1998    $273.20   $287.07   $298.62   $300.27   $294.72   $304.29   $302.20
--------------------------------------------------------------------------------
1999    $324.09   $312.19   $321.09   $330.55   $321.03   $336.10   $0
--------------------------------------------------------------------------------

Results of Operations
--------------------

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

YEAR 2000 COMPLIANCE

As the Year 2000 approaches, Merrill Lynch has undertaken initiatives to address the Year 2000 problem (the "Y2K problem"), as more fully described in the 1998 Annual Report. The failure of Merrill Lynch's technology systems relating to a Y2K problem would likely have a material adverse effect on the company's business, results of operations, and financial condition. This effect could include disruption of normal business transactions, such as the settlement, execution, processing, and recording of trades in securities, commodities, currencies, and other assets. The Y2K problem could also increase Merrill Lynch's exposure to risk and legal liability and its need for liquidity.

The renovation phase of Merrill Lynch's Year 2000 system efforts, as described in the 1998 Annual Report, was 100% completed as of June 30, 1999, and production testing was 100% completed as of that date. In March and April 1999, Merrill Lynch successfully participated in U.S. industrywide testing sponsored by the Securities Industry Association. These tests involved an expanded number of firms, transactions, and conditions compared with those previously conducted. Merrill Lynch has participated in and continues to participate in numerous industry tests throughout the world.

Merrill Lynch's business units have developed and tested contingency plans. The plans identify critical processes, potential Y2K problems, and personnel, processes, and available resources needed to maintain operations. However, the failure of exchanges, clearing organizations, vendors, service providers, clients and counterparties, regulators, or others to resolve their own processing issues in a timely manner could have a material adverse effect on Merrill Lynch's business, results of operations, and financial condition.

In light of the interdependency of the parties in or serving the financial markets, there can be no assurance that all Y2K problems will be identified and remedied on a timely basis or that all remediation and contingency planning will be successful. Public uncertainty regarding successful remediation of the Y2K problem may cause a reduction in activity in the financial markets. This could result in reduced liquidity as well as increased volatility. Disruption or suspension of activity in the world's financial markets is also possible. In some non-U.S. markets in which Merrill Lynch does business, the level of awareness and remediation efforts relating to the Y2K problem are thought to be less advanced than in the U.S. Management is unable at this point to ascertain whether all significant third parties will successfully address the Y2K problem. Merrill Lynch will continue to monitor third parties' Year 2000 readiness to determine if additional or alternative measures are necessary. Contingency plans have been established for all business units. Merrill Lynch's year-end balance sheet levels will depend on Y2K risks and many other factors, including business opportunites and customer demand.

As of September 24, 1999, the total estimated expenditures of existing and incremental resources for the Year 2000 compliance initiative are approximately $520 million. This estimate includes $104 million of occupancy, communications, and other related overhead expenditures, as Merrill Lynch is applying a fully costed pricing methodology for this project. Of the total estimated expenditures, approximately $40 million, related to continued testing, contingency planning, and risk management. There can be no assurance that the costs associated with such efforts will not exceed those currently anticipated by Merrill Lynch, or that the possible failure of such efforts will not have a material adverse effect on Merrill Lynch's business, results of operations, or financial condition.

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

         (b)  Reports on Form 8-K

         There were no reports on Form 8-K filed during the first nine months of fiscal 1999.

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


                                THE GROWTH AND GUARANTEE FUND L.P.
                                ----------------------------------


                                   By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                             (General Partner)


Date: November 12, 1999            By /s/ JOHN R. FRAWLEY, JR.
                                      ----------------------------
                                      John R. Frawley, Jr.
                                      Chairman, Chief Executive Officer,
                                      President and Director


Date:  November 12, 1999           By /s/ MICHAEL L. PUNGELLO
                                      -----------------------
                                      Michael L. Pungello
                                      Vice President, Chief Financial Officer
                                      and Treasurer